Form 10-K
period 2001-12-31
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2002-03-28
CIK 1122667

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION  REPORT   PURSUANT  TO  SECTION  13  OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 11-22667

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.

             (Exact name of Registrant as specified in its Charter)

Delaware                                                         75-2287683
---------------------------------                            -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

2435 North Central Expressway
Richardson, Texas                                                  75080
-----------------------------------------                   --------------------
(Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (972) 699-4062


                               Title of each class
                  --------------------------------------------
                      7.75% Senior Unsecured Notes due 2012


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

                                     PART I


Item 1.    Business


GENERAL
-------

     Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership (the "Partnership"), owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. Kaneb Pipe Line Partners, L.P. ("KPP") (NYSE: KPP), a master limited partnership, holds 99% interest as a limited partner in the Partnership. Kaneb Pipe Line Company LLC, a Delaware limited liability company ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC, a Delaware limited liability company ("KSL") (NYSE: KSL), holds the 1% general partner interest in both the Partnership and KPP. At December 31, 2001, KPL, together with its affiliates, owned an approximate 25% interest as a limited partner and a combined 2% interest as a general partner in KPP. The terminaling business of the Partnership is conducted through Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others.


PRODUCTS PIPELINE BUSINESS
--------------------------

Introduction

     The Partnership's pipeline business consists primarily of the transportation of refined petroleum products as a common carrier in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado and Wyoming. The Partnership owns and operates two common carrier pipelines (the "Pipelines") described below.

East Pipeline

     Construction of the East Pipeline commenced in the 1950s with a line from southern Kansas to Geneva, Nebraska. During the 1960s, the East Pipeline was extended north to its present terminus at Jamestown, North Dakota. In the 1980's, the 8" line from Geneva, Nebraska to North Platte, Nebraska and the 16" line from McPherson, Kansas to Geneva, Nebraska were built and the Partnership acquired a 6" pipeline from Champlin Oil Company, a portion of which originally ran south from Geneva, Nebraska through Windom, Kansas terminating in Hutchinson, Kansas. In 1997, the Partnership completed construction of a new 6" pipeline from Conway, Kansas to Windom, Kansas (approximately 22 miles north of Hutchinson) that allows the Hutchinson terminal to be supplied directly from McPherson; a significantly shorter route than was previously used. As a result of this pipeline becoming operational, a 158 mile segment of the former Champlin line was shut down, including a terminal located at Superior, Nebraska. The other end of the line runs northeast approximately 175 miles, crossing the main pipeline near Osceola, Nebraska, continuing through a terminal at Columbus, Nebraska, and later interconnecting with the Partnership's Yankton/Milford line to terminate at Rock Rapids, Iowa. In December 1998, the Partnership acquired from Amoco Oil Company a 175 mile pipeline that runs from Council Bluffs, Iowa to Sioux Falls, South Dakota and the terminal at Sioux Falls. On December 31, 1998 the Partnership, pursuant to its option, purchased the 203 mile North Platte line for approximately $5 million at the end of a lease. In January 1999, a connection was completed to service the Sioux Falls terminal through the main East Pipeline.

     The East Pipeline system also consists of 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 22 product tanks with total storage capacity of approximately 1,006,000 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory. The Partnership owns the entire 2,090 mile East Pipeline. The Partnership leases office space for its operating headquarters in Wichita, Kansas.

     The East Pipeline transports refined petroleum products, including propane, received from refineries in southeast Kansas and other connecting pipelines to its terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries connected to the East Pipeline or through other pipelines directly connected to the pipeline system. Five connecting pipelines can deliver propane for shipment through the East Pipeline from gas processing plants in Texas, New Mexico, Oklahoma and Kansas.

West Pipeline

     The Partnership acquired the West Pipeline in February 1995, increasing the Partnership's pipeline business in South Dakota and expanding it into Wyoming and Colorado. The West Pipeline system includes approximately 550 miles of pipeline in Wyoming, Colorado and South Dakota, four truck loading terminals and numerous pump stations situated along the system. The system's four product terminals have a total storage capacity of over 1.7 million barrels.

     The West Pipeline originates at Casper, Wyoming and travels east to the Strouds Station, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline that transports product from Billings, Montana area refineries. From Strouds, the West Pipeline continues easterly through its 8" line to Douglas, Wyoming, where a 6" pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The Rapid City terminal has a three bay, bottom-loading truck rack and storage tank capacity of 256,000 barrels. The 6" pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border, approximately 30 miles south of Wyoming Refining's Newcastle, Wyoming Refinery. From Douglas, the Partnership's 8" pipeline continues southward through a delivery point at the Burlington Northern junction to the terminal at Cheyenne, Wyoming. The Cheyenne terminal has a two bay, bottom-loading truck rack, storage tank capacity of 345,000 barrels and serves as a receiving point for products from the Frontier Oil & Refining Company refinery at Cheyenne, as well as a product delivery point to Conoco's Cheyenne Pipeline. From the Cheyenne terminal, the 8" pipeline extends south into Colorado to the Dupont Terminal located in the Denver metropolitan area. The Dupont Terminal is the largest terminal on the West Pipeline system, with a six bay, bottom-loading truck rack and tankage capacity of 692,000 barrels. The 8" pipeline continues to the Commerce City Station, where the West Pipeline can receive from and transfer product to the Ultramar Diamond Shamrock and Conoco refineries and the Phillips Petroleum Terminal. From Commerce City, a 6" line continues south 90 miles where the system terminates at the Fountain, Colorado Terminal serving the Colorado Springs area. The Fountain Terminal has a five bay, bottom-loading truck rack and storage tank capacity of 366,000 barrels.

     The West Pipeline system parallels the Partnership's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming Terminal. Conoco's Cheyenne Pipeline runs from west to east from the Cheyenne Terminal to near the East Pipeline's North Platte Terminal, although a portion of the line from Sidney, Nebraska (approximately 100 miles from Cheyenne) to North Platte has been deactivated. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers, who, with few exceptions, are also shippers on the Partnership's East Pipeline system.

Other Systems

     The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2001, these three systems combined transported a total of 3.2 million barrels of diesel fuel, representing an aggregate of $1.3 million in revenues.

Pipelines Products and Activities

     The Pipelines' revenues are based upon volumes and distances of product shipped. The following table reflects the total volume and barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated:


                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998              1997
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................          92,116            89,192            85,356           77,965            69,984
Barrel miles (2)............          18,567            17,843            18,440           17,007            16,144
Revenues (3)................         $74,976           $70,685           $67,607          $63,421           $61,320

(1)  Volumes are expressed in thousands of barrels of refined petroleum product.
(2) Barrel miles are shown in millions. A barrel mile is the movement of one barrel of refined petroleum product one mile.
(3)  Revenues are expressed in thousands of dollars.

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998              1997
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          46,268            44,215            41,472           37,983            32,237
Diesel and fuel oil.........          42,354            41,087            40,435           36,237            33,541
Propane.....................           3,494             3,890             3,449            3,745             4,206
                               -------------     -------------    --------------    -------------    --------------
Total.......................          92,116            89,192            85,356           77,965            69,984
                               =============     =============    ==============    =============    ==============

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered.

Maintenance and Monitoring

     The Pipelines have been constructed and are maintained in a manner consistent with applicable Federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong the useful lives of the Pipelines. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

     The Partnership uses a state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software program to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters. The system monitors quantities of refined petroleum products injected in and delivered through the Pipelines and automatically signals the Wichita headquarters personnel upon deviations from normal operations that requires attention.

Pipeline Operations

     Both the East Pipeline and the West Pipeline are interstate pipelines and thus subject to Federal regulation by such governmental agencies as the Federal Energy Regulatory Commission ("FERC"), the Department of Transportation, and the Environmental Protection Agency. Additionally, the West Pipeline is subject to state regulation of certain intrastate rates in Colorado and Wyoming and the East Pipeline is subject to state regulation in Kansas. See "Regulation."

     Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to Federal tariff regulation. In May 1998, the Partnership was authorized by the FERC to adopt market-based rates in approximately one-half of its markets. Also, certain of its intrastate common carrier operations are subject to state tariff regulation. Common carrier activities are those under which transportation through the Pipelines is available at published tariffs filed, in the case of interstate shipments, with the FERC, or in the case of intrastate shipments in Kansas, Colorado and Wyoming, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation.

     In general, a shipper on one of the Pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The Pipelines' operations also include 21 truck loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 20 terminals also receive propane into storage tanks and then load it into transport trucks. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

     Each shipper transporting product on a pipeline is required to supply the Partnership with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with the Partnership's specifications. Shippers are generally invoiced by the Partnership immediately upon the product entering one of the Pipelines.

     The following table shows the number of tanks owned by the Partnership at each terminal location at December 31, 2001, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              --------------------             --------               --------       -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  366,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  162,000              2
                    Salina                         10                   98,000              3
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              8
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  198,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown                      13                  188,000              2
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  394,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              302                5,202,000
                                               ======              ===========

(a)  Number of trucks that may be simultaneously loaded.
(b) This terminal is situated on land leased through August 7, 2007 at an annual rental of $2,400. The Partnership has the right to renew the lease upon its expiration for an additional term of 20 years at the same annual rental rate.
(c) This terminal is situated on land leased through the year 2060 for a total rental of $2,000.
(d)  Also loads rail tank cars.


     The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 472,000 and 534,000 barrels, respectively. During 2001, approximately 53.3% and 92.2% of the deliveries of the East Pipeline and the West Pipeline, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

     Storage of product at terminals pending delivery is considered by the Partnership to be an integral part of the product delivery service of the Pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

Demand for and Sources of Refined Petroleum Products

     The Partnership's business depends in large part on (i) the level of demand for refined petroleum products in the markets served by the Pipelines and (ii) the ability and willingness of refiners and marketers having access to the Pipelines to supply such demand by deliveries through the Pipelines.

     Most of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

     While there is some agricultural demand for the refined petroleum products delivered through the West Pipeline, as well as military jet fuel volumes, most of the demand is centered in the Denver and Colorado Springs area. Because demand on the West Pipeline is significantly weighted toward urban and suburban areas, the product mix on the West Pipeline includes a substantially higher percentage of gasoline than the product mix on the East Pipeline.

     The Pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the Pipelines) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline in 2001 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 30.6% of the total amount of product shipped over the East
Pipeline in 2001. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

     The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Refinery located at Cheyenne, Wyoming, the Ultramar Diamond Shamrock and Conoco Refineries located at Denver, Colorado, and Sinclair's Little America Refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana, area refineries through a connecting pipeline.

Principal Customers

     The Partnership had a total of approximately 46 shippers in 2001. The principal shippers include four integrated oil companies, three refining companies, two large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers of the Pipelines were $51.5 million, $48.7 million and $42.7 million, which accounted for 69%, 69% and 63% of total revenues shipped for each of the years 2001, 2000 and 1999, respectively.

Competition and Business Considerations

     The East Pipeline's major competitor is an independent, regulated common carrier pipeline system owned by The Williams Companies, Inc. ("Williams") that operates approximately 100 miles east of and parallel to the East Pipeline. The Williams system is a substantially more extensive system than the East Pipeline. Furthermore, Williams and its affiliates have capital and financial resources that are substantially greater than those of the Partnership. Competition with Williams is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Sixteen of the East Pipeline's 17 delivery terminals are located within 2 to 145 miles of, and in direct competition with Williams' terminals.

     The West Pipeline competes with the truck loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Phillips Petroleum Company. Ultramar Diamond Shamrock terminals in Denver and Colorado Springs, connected to a Ultramar Diamond Shamrock pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

     Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, the Pipelines' more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Pipelines deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided the Pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

     The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, effective competition to its long-haul volumes over the long term.


LIQUIDS TERMINALING BUSINESS
----------------------------

Introduction

     The Partnership's Support Terminal Services operation ("ST Services" or "ST") is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. For the year ended December 31, 2001, the Partnership's terminaling business accounted for approximately 64% of the Partnership's revenues. As of December 31, 2001, ST operated 41 facilities in 20 states and the District of Columbia, with a total storage capacity of approximately 33.5 million barrels. ST owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids.

     On January 3, 2001, the Partnership completed the acquisition of Shore Terminals LLC. Shore Terminals owns seven terminals, four in California (three in the San Francisco Bay area and one in Los Angeles) and one each in Tacoma, Washington, Portland, Oregon and Reno, Nevada, with a total storage capacity of
7.8 million barrels. All of the terminals handle petroleum products and, with the exception of the Nevada terminal, have deep water access. The purchase price was approximately $107,000,000 in cash and 1,975,090 units of limited partnership in the Partnership (valued at $56.5 million on the date of agreement and its announcement). The acquisition, which became a part of the ST Services terminaling operations, significantly increased ST Services' presence on the West Coast.

     ST's terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. ST's six largest domestic terminal facilities are located in Piney Point, Maryland; Linden, New Jersey (50% owned joint venture); Crockett, California; Martinez, California; Jacksonville, Florida and Texas City, Texas. These facilities accounted for approximately 44.5% of ST's revenues and 49.2% of its tankage capacity in 2001.

Description of Largest Domestic Terminal Facilities

Piney Point, Maryland

     The largest terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck loading facilities, product blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

Linden, New Jersey

     In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44 acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

Crockett, California

     The Crockett Terminal was acquired in January 2001 as a part of the Shore acquisition. The terminal has approximately 3 million barrels of tankage and is located in the San Francisco Bay area. The facility provides deep-water access for handling petroleum products and gasoline additives such as ethanol. The terminal offers pipeline connections to various refineries and pipelines. It receives and delivers product by vessel, barge, pipeline and truck-loading facilities. The terminal also has railroad tank car unloading capability.

Martinez, California

     The Martinez Terminal, also acquired in January 2001 as a part of the Shore acquisition, is located in the refinery area of San Francisco Bay. It has approximately 2.8 million barrels of tankage and handles refined petroleum products as well as crude oil. The terminal is connected to a pipeline and to area refineries by pipelines and can also receive and deliver products by vessel or barge. It also has a truck rack for product delivery.

Jacksonville, Florida

     The Jacksonville terminal, also acquired as part of the Steuart transaction in 1995, is located on approximately 86 acres on the St. John's River and consists of a main terminal and two annexes with combined storage capacity of approximately 2.1 million barrels in 30 tanks. The terminal is currently used to store petroleum products including gasoline, No. 2 oil, No. 6 oil, diesel, kerosene and asphalt. This terminal has a tanker berth with a 38-foot draft, four barge berths and also offers truck and rail car loading facilities and facilities to blend residual fuels for ship bunkering.

Texas City, Texas

     The Texas City facility is situated on 39 acres of land leased from the Texas City Terminal Railway Company ("TCTRC") with long-term renewal options. Located on Galveston Bay near the mouth of the Houston Ship Channel, approximately sixteen miles from open water, the Texas City terminal consists of 124 tanks with a total capacity of approximately 2 million barrels. The eastern end of the Texas City site is adjacent to three deep-water docking facilities, which are also owned by TCTRC. The three deep-water docks include two 36-foot draft docks and a 40-foot draft dock. The docking facilities can accommodate any ship or barge capable of navigating the 40-foot draft of the Houston Ship Channel. ST is charged dockage and wharfage fees on a per vessel and per unit basis, respectively, by TCTRC, which it passes on to its customers.

     The Texas City facility is designed to accommodate a diverse product mix, including specialty chemicals, such as petrochemicals and has tanks equipped for the specific storage needs of the various products handled; piping and pumping equipment for moving the product between the tanks and the transportation modes; and, an extensive infrastructure of support equipment. ST receives and delivers the majority of the specialty chemicals that it handles via ship or barge at Texas City. ST also receives and delivers liquids via rail tank cars and transport trucks and has direct pipeline connections to refineries in Texas City.

     ST's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

Other Terminal Sites

     In addition to the six major facilities described above, ST now has 35 other terminal facilities located throughout the United States and six facilities in the United Kingdom. These other facilities represented approximately 50.8% of ST's total tankage capacity and approximately 55.5% of its total revenue for 2001. With the exception of the facilities in Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and bulk fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, these facilities primarily store petroleum products for a variety of customers. Overall, these facilities provide ST locations which are diverse geographically, in products handled and in customers served.

     The following table outlines ST's terminal locations, capacities, tanks and primary products handled:

                                     Tankage         No. of                 Primary Products
           Facility                  Capacity         Tanks                     Handled
 -------------------------------   -------------   -----------       ------------------------------------
 Major U. S. Terminals:
 Piney Point, MD                    5,403,000            28          Petroleum
 Linden, NJ(a)                      3,884,000            22          Petroleum
 Crockett, CA                       3,048,000            24          Petroleum
 Martinez, CA                       2,800,000            16          Petroleum
 Jacksonville, FL                   2,066,000            30          Petroleum
 Texas City, TX                     2,002,000           124          Chemicals and Petrochemicals

 Other U. S. Terminals:
 Montgomery, AL(b)                    162,000             7          Petroleum, Jet Fuel
 Moundville, AL(b)                    310,000             6          Jet Fuel
 Tuscon, AZ(a)                        181,000             7          Petroleum
 Los Angeles, CA                      597,000            20          Petroleum
 Richmond, CA                         617,000            25          Petroleum
 Stockton, CA                         706,000            32          Petroleum
 M Street, DC                         133,000             3          Petroleum
 Homestead, FL(b)                      72,000             2          Jet Fuel
 Augusta, GA                          110,000             8          Petroleum
 Bremen, GA                           180,000             8          Petroleum, Jet Fuel
 Brunswick, GA                        302,000             3          Petroleum, Pulp Liquor
 Columbus, GA                         180,000            25          Petroleum, Chemicals
 Macon, GA(b)                         307,000            10          Petroleum, Jet Fuel
 Savannah, GA                         861,000            19          Petroleum, Chemicals
 Blue Island, IL                      752,000            19          Petroleum
 Chillicothe, IL(a)                   270,000             6          Petroleum
 Peru, IL                             221,000             8          Petroleum, Fertilizer
 Indianapolis, IN                     410,000            18          Petroleum
 Westwego, LA                         849,000            53          Molasses, Fertilizer, Caustic
 Andrews AFB Pipeline, MD(b)           72,000             3          Jet Fuel
 Baltimore, MD                        832,000            50          Chemicals, Asphalt, Jet Fuel
 Salisbury, MD                        177,000            14          Petroleum
 Winona, MN                           229,000             7          Fertilizer
 Reno, NV                             107,000             7          Petroleum
 Paulsboro, NJ                      1,580,000            18          Petroleum
 Alamogordo, NM(b)                    120,000             5          Jet Fuel
 Drumright, OK                        315,000             4          Petroleum, Jet Fuel
 Portland, OR                       1,119,000            31          Petroleum
 Philadelphia, PA                     894,000            11          Petroleum
 San Antonio, TX                      207,000             4          Jet Fuel
 Dumfries, VA                         554,000            16          Petroleum, Asphalt
 Virginia Beach, VA(b)                 40,000             2          Jet Fuel
 Tacoma, WA                           377,000            15          Petroleum
 Vancouver, WA                        166,000            42          Chemicals, Fertilizer
 Milwaukee, WI                        308,000             7          Petroleum

 Foreign Terminals:
 Grays, England                     1,945,000            53          Petroleum
 Eastham, England                   2,185,000           162          Chemicals, Petroleum, Animal Fats
 Runcorn, England                     146,000             4          Molten sulphur
 Glasgow, Scotland                    344,000            16          Petroleum
 Leith, Scotland                      459,000            34          Petroleum, Chemicals
 Belfast, Northern Ireland            407,000            41          Petroleum
                                  ---------------  --------------
                                   39,006,000         1,069
                                  ===============  ==============


 (a)  The terminal is 50% owned by ST.
 (b)  Facility  also  includes  pipelines  to  U.S.  government   military  base
      locations.


Customers

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and six of the eleven locations have been utilized solely by the U.S. Government. One of these locations is presently without government business. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases, while another location supplies Andrews Air Force Base, Maryland and consists of a barge receiving dock, and an 11.3 mile pipeline, with three 24,000 barrel double-bottomed tanks and an administration building located on the base.

Competition and Business Considerations

     In addition to the terminals owned by independent terminal operators, such as ST, many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators, such as ST. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

     Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals"; though some inland facilities are served by barges on navigable rivers.

     Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with a greater diversity of terminals with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

     Several companies offering liquid terminaling facilities have significantly more capacity than ST. However, much of ST's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes they enjoy an advantage over competitors. Most of the larger operators have facilities used primarily for petroleum related products. As a result, many of ST's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.


RECENT DEVELOPMENTS
-------------------

     On February 28, 2002, the Partnership acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's $275 million revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. On March 1, 2002, the Partnership announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by the Partnership's $275 million revolving credit facility.

     Statia's terminaling operations encompass two world-class, strategically located facilities. The storage and transshipment facility on the island of St. Eustatius, which is located east of Puerto Rico, has tankage capacity of 11.3 million barrels. The facility located at Point Tupper, Nova Scotia, Canada has tankage capacity of 7.4 million barrels. Both facilities produce a broad range of products and services, including storage and throughput, marine services and product sales of bunker fuels and bulk oil products.


CAPITAL EXPENDITURES
--------------------

     Capital expenditures by the Pipelines, excluding acquisitions, were $4.3 million, $3.4 million and $3.6 million for 2001, 2000 and 1999, respectively. During these periods, adequate capacity existed on the Pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, excluding acquisitions, by ST were $12.9 million, $6.1 million and $11.0 million for 2001, 2000 and 1999, respectively.

     Capital expenditures of the Pipelines during 2002 are expected to be approximately $15 million to $20 million, excluding capital expenditures relating to Statia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. KPL intends to finance future expansion capital expenditures primarily through Partnership borrowings. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


REGULATION
----------

Interstate Regulation

     The interstate common carrier pipeline operations of the Partnership are subject to rate regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act provides, among other things, that to be lawful the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by a complaint to FERC filed by a shipper or on the FERC's own initiative. Reparations may be recovered by the party filing the complaint for the two-year period prior to the complaint, if FERC finds the rate to be unlawful.

     The FERC allows for a rate of return for petroleum products pipelines determined by adding (i) the product of a rate of return equal to the nominal cost of debt multiplied by the portion of the rate base that is deemed to be financed with debt and (ii) the product of a rate of return equal to the real (i.e., inflation-free) cost of equity multiplied by the portion of the rate base that is deemed to be financed with equity. The appropriate rate of return for a petroleum pipeline is determined on a case-by-case basis, taking into account cost of capital, competitive factors and business and financial risks associated with pipeline operations.

     Under Title XVIII of the Energy Policy Act of 1992 (the "EP Act"), rates that were in effect on October 24, 1991 that were not subject to a protest, investigation or complaint are deemed to be just and reasonable. Such rates, commonly referred to as grandfathered rates, are subject to challenge only for limited reasons. Any relief granted pursuant to such challenges may be prospective only. Because the Partnership's rates that were in effect on October 24, 1991, were not subject to investigation and protest at that time, those rates could be deemed to be just and reasonable pursuant to the EP Act. The Partnership's current rates became final and effective in July 2000, and the Partnership believes that its currently effective tariffs are just and reasonable and would withstand challenge under the FERC's cost-based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

     On October 22, 1993, the FERC issued Order No. 561 which adopted a simplified rate making methodology for future oil pipeline rate changes in the form of indexation. Indexation, which is also known as price cap regulation, establishes ceiling prices on oil pipeline rates based on application of a broad-based measure of inflation in the general economy to existing rates. Rate increases up to the ceiling level are to be discretionary for the pipeline, and, for such rate increases, there will be no need to file cost-of-service or supporting data. Moreover, so long as the ceiling is not exceeded, a pipeline may make a limitless number of rate change filings. This indexing mechanism calculates a ceiling rate. Rate decreases are required if the indexing mechanism operates to reduce the ceiling rate below a pipeline's existing rates. The pipeline may increase its rates to this calculated ceiling rate without filing a formal cost based justification and with limited risk of shipper protests.

     The indexation method is to serve as the principal basis for the establishment of oil pipeline rate changes in the future. However, the FERC determined that a pipeline may utilize any one of the following alternative methodologies to indexing: (i) a cost-of-service methodology may be utilized by a pipeline to justify a change in a rate if a pipeline can demonstrate that its increased costs are prudently incurred and that there is a substantial divergence between such increased costs and the rate that would be produced by application of the index; and (ii) a pipeline may base its rates upon a "light-handed" market-based form of regulation if it is able to demonstrate a lack of significant market power in the relevant markets.

     On September 15, 1997, the Partnership filed an Application for Market Power Determination with the FERC seeking market based rates for approximately half of its markets. In May 1998, the FERC granted the Partnership's application and approximately half of the Pipelines markets subsequently became subject to market force regulation.

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to the partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the Pipelines on the basis set forth in the Lakehead order, KPL believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

Intrastate Regulation

     The intrastate operations of the East Pipeline in Kansas are subject to regulation by the Kansas Corporation Commission, and the intrastate operations of the West Pipeline in Colorado and Wyoming are subject to regulation by the Colorado Public Utility Commission and the Wyoming Public Service Commission, respectively. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest such increases. The Partnership also files with such state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.


ENVIRONMENTAL MATTERS
---------------------

General

     The operations of the Partnership are subject to Federal, state and local laws and regulations relating to the protection of the environment in the United States and, since February 1999, the environmental laws and regulations of the United Kingdom in regard to the terminals acquired from GATX Terminals, Limited, in the United Kingdom. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, past and present, could result in substantial costs and liabilities to the Partnership.

     See "Item 3 - Legal  Proceedings"  for information  concerning two lawsuits
against  certain   subsidiaries  of  the   Partnership   involving   claims  for
environmental damages.

Water

     The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. Regulations concerning the environment are continually being developed and revised in ways that may impose additional regulatory burdens on the Partnership.

     Contamination resulting from spills or releases of refined petroleum products is not unusual within the petroleum pipeline and liquids terminaling industries. The East Pipeline and ST Services have experienced limited groundwater contamination at various terminal and pipeline sites resulting from various causes including activities of previous owners. Remediation projects are underway or under construction using various remediation techniques. The costs to remediate contamination at several ST terminal locations are being borne by the former owners under indemnification agreements. Although no assurances can be made, the Partnership believes that the aggregate cost of these remediation efforts will not be material.

     Groundwater remediation efforts are ongoing at all four of the West Pipeline's terminals and at a Wyoming pump station. Regulatory officials have been consulted in the development of remediation plans. In connection with the purchase of the West Pipeline, the Partnership agreed to implement remediation plans at these specific sites over the succeeding five years following the acquisition in return for the payment by the seller, Wyco Pipe Line Company, of $1,312,000 to the Partnership to cover the discounted estimated future costs of these remediations. The Partnership has accrued $2.1 million for these future remediation expenses.

     In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado ruptured, and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third party excavations. The Partnership has made claim to the third party as well as to its insurance carriers. The Partnership has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 2001, the Partnership has incurred $1.2 million of costs in connection with this incident. Future costs are not anticipated to be significant. The Partnership has recovered substantially all of its costs from its insurance carrier.

     The EPA has promulgated regulations that may require the Partnership to apply for permits to discharge storm water runoff. Storm water discharge permits also may be required in certain states in which the Partnership operates. Where such requirements are applicable, the Partnership has applied for such permits and, after the permits are received, will be required to sample storm water effluent before releasing it. The Partnership believes that effluent limitations could be met, if necessary, with minor modifications to existing facilities and operations. Although no assurance in this regard can be given, the Partnership believes that the changes will not have a material effect on the Partnership's financial condition or results of operations.

Aboveground Storage Tank Acts

     A number of the states in which the Partnership operates in the United States have passed statutes regulating aboveground tanks containing liquid substances. Generally, these statutes require that such tanks include secondary containment systems or that the operators take certain alternative precautions to ensure that no contamination results from any leaks or spills from the tanks. Although there is not currently a Federal statute regulating these above ground tanks, there is a possibility that such a law will be passed in the United States within the next few years. The Partnership is in substantial compliance with all above ground storage tank laws in the states with such laws. Although no assurance can be given, the Partnership believes that the future implementation of above ground storage tank laws by either additional states or by the Federal government will not have a material adverse effect on the Partnership's financial condition or results of operations.

Air Emissions

     The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of the Pipelines and Terminals are in substantial compliance with such statutes in all states in which they operate.

     Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that have been and are to be developed and implemented by the EPA and state environmental agencies. Pursuant to these Clean Air Act Amendments, those Partnership facilities that emit volatile organic compounds ("VOC") or nitrogen oxides are subject to increasingly stringent regulations, including requirements that certain sources install maximum or reasonably available control technology. In addition, the 1999 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V Permits"), which applies to some of the Partnership's facilities. Additionally, new dockside loading facilities owned or operated by the Partnership in the United States will be subject to the New Source Performance Standards that were proposed in May 1994. These regulations require control of VOC emissions from the loading and unloading of tank vessels.

     Although the Partnership is in substantial compliance with applicable air pollution laws, in anticipation of the implementation of stricter air control regulations, the Partnership is taking actions to substantially reduce its air emissions. The Partnership plans to install bottom loading and vapor recovery equipment on the loading racks at selected terminal sites along the East Pipeline that do not already have such emissions control equipment. These modifications will substantially reduce the total air emissions from each of these facilities. Having begun in 1993, this project is being phased in over a period of years.

Solid Waste

     The Partnership generates non-hazardous solid waste that is subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes in the United States. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, the Partnership is not required to comply with a substantial portion of the RCRA requirements because the Partnership's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during pipeline operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

     At the terminal sites at which groundwater contamination is present, there is also limited soil contamination as a result of the aforementioned spills. The Partnership is under no present requirements to remove these contaminated soils, but the Partnership may be required to do so in the future. Soil contamination also may be present at other Partnership facilities at which spills or releases have occurred. Under certain circumstances, the Partnership may be required to clean up such contaminated soils. Although these costs should not have a material adverse effect on the Partnership, no assurance can be given in this regard.

Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within
CERCLA's definition of a "hazardous substance". The Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

Environmental Impact Statement

     The United States National Environmental Policy Act of 1969 (the "NEPA") applies to certain extensions or additions to a pipeline system. Under NEPA, if any project that would significantly affect the quality of the environment requires a permit or approval from any United States Federal agency, a detailed environmental impact statement must be prepared. The effect of the NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.

Indemnification

     KPL has agreed to indemnify the Partnership against liabilities for damage to the environment resulting from operations of the East Pipeline prior to October 3, 1989. Such indemnification does not extend to any liabilities that arise after such date to the extent such liabilities result from change in environmental laws or regulations. Under such indemnity, KPL is presently liable for the remediation of contamination at certain East Pipeline sites. In addition, the Partnership was wholly or partially indemnified under certain acquisition contracts for some environmental costs. Most of such contracts contain time and amount limitations on the indemnities. To the extent that environmental liabilities exceed the amount of such indemnity, the Partnership has affirmatively assumed the excess environmental liabilities.


SAFETY REGULATION
-----------------

     The Pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Hazardous Liquid Pipeline Safety Act of
1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

     On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. KPL does not believe that any increased costs of compliance with these regulations will materially affect the Partnership's results of operations.

     The Partnership is subject to the requirements of the United States Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. The Partnership believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

     The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Partnership to organize information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Partnership expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although they are not expected to have a material adverse impact on the Partnership.


EMPLOYEES
---------

     The Partnership has no employees. The business of the Partnership is conducted by the General Partner, KPL, which at December 31, 2001, employed approximately 605 persons. Approximately 115 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 91 persons employed at 5 of the Partnership's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions of employment for 21, 29, 16, 19 and 6 employees are in effect through March 31, 2002, June 28, 2002, November 1, 2003, June 30, 2004 and September 30, 2005, respectively. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice in a timely manner to terminate or modify such agreement.


Item 2.     Properties

     The properties owned or utilized by the Partnership and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of the Partnership and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 6 to the Partnership's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this
Item 2.

     The properties used in the operations of the Pipelines are owned by the Partnership, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. The majority of ST's facilities are owned, while the remainder, including most of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


Item 3.     Legal Proceedings

     Grace Litigation. Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned not later than 1976, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

     At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and (2) the pipeline was abandoned before 1978 -- 15 years before the Partnership's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by the Partnership's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both the Partnership's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgement finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the Partnership's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

     By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. ST Services and the Government have continued to exchange correspondence and documents on the matter. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs.

     PEPCO Litigation. On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million.
Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. The Partnership and PEPCO have not, however, reached a final agreement regarding the proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. The Partnership cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted preliminary approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement will be sent to putative class members and putative class members have until March 26, 2002 to opt out. ST Services or PEPCO can void the settlement if too many putative class members opt out and elect to pursue separate litigation. A hearing on final settlement will be held on April 15, 2002. If the settlement is finally approved, this litigation should be concluded in 2002. It is expected that most class members will elect to participate in the class settlement, but it is possible that even if the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While the Partnership cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on our financial condition.

     PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. The Partnership believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect the Partnership's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the DOT in late 2001, and ST Services anticipates that the DOT will rule during the first quarter of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but the Partnership believes that this matter will not have a material adverse effect on its financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Partnership Interest Matters

     KPP owns a 99% interest as sole limited partner interest and KPL owns a 1% general partner interest in the Partnership. There is no established public trading market for the Partnership ownership interests.

     The Partnership makes regular cash distributions, in accordance with its partnership agreement, within 45 days after the end of each quarter to limited partner and general partner interests.

     The Partnership is a limited partnership that is not subject to federal income tax. Instead, the partners are required to report their allocable share of the Partnership's income, gain, loss, deduction and credit, regardless of whether the Partnership makes distributions.


Item 6.   Summary Historical Financial and Operating Data

     The following table sets forth, for the periods and at the dates indicated, selected historical financial and operating data for Kaneb Pipe Line Operating Partnership, L.P. and subsidiaries (the "Partnership"). The data in the table (in thousands) is derived from the historical financial statements of the Partnership and should be read in conjunction with the Partnership's audited financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                           2001(a)       2000            1999          1998          1997
                                         ----------    ----------      ---------     ---------     ----------
Income Statement Data:
Revenues..............................   $  207,796    $  156,232      $ 158,028     $  125,812    $  121,156
                                         ----------    ----------      ---------     ----------    ----------
Operating costs.......................       90,632        69,653         69,148         52,200        50,183
Depreciation and amortization.........       23,184        16,253         15,043         12,148        11,711
General and administrative............       11,889        11,881          9,424          6,261         5,793
Gain on sale of assets................         -           (1,126)          -             -              -
                                         ----------    ----------      ---------     ----------    ----------
    Total costs and expenses..........      125,705        96,661         93,615         70,609        67,687
                                         ----------    ----------      ---------     ----------    ----------

Operating income......................       82,091        59,571         64,413         55,203        53,469
Interest and other income.............        4,277           316            408            626           562
Interest expense......................      (14,783)      (12,283)       (13,390)       (11,304)      (11,332)
                                          ---------    ----------      ---------     ----------    ----------
Income before income taxes............       71,585        47,604         51,431         44,525        42,699
Income tax provision..................         (981)         (943)        (1,496)          (418)         (718)
                                          ---------    ----------      ---------     ----------    -----------
Income before extraordinary item......       70,604        46,661         49,935         44,107        41,981

Extraordinary item - loss on debt
    extinguishment, net of minority
    interest and income taxes.........       (5,815)         -              -             -              -
                                         ----------    ----------      ---------     ----------    ----------
Net income............................   $   64,789    $   46,661      $  49,935     $   44,107    $   41,981
                                         ==========    ==========      =========     ==========    ==========
Cash distributions declared...........   $   62,156    $   53,485      $  51,850     $   42,900    $   40,225
                                         ==========    ==========      =========     ==========    ==========
Balance Sheet Data (at year end):
Property and equipment, net...........   $  481,274    $  321,355      $ 316,883     $  268,626    $  247,132
Total assets..........................      548,371       375,063        365,953        308,432       269,032
Long-term debt........................      262,624       166,900        155,987        153,000       132,118
Partners' capital.....................      220,527       161,735        169,321        106,437       105,230

(a)  Includes the  operations  of Shore  Terminals LLC from January 3, 2001 (See
     Note 3 to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership") and notes thereto and the summary historical financial and operating data included elsewhere in this report.


GENERAL
-------

     Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), a limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC ("KSL"), as general partner, holds a 1% general partner interest in both the Partnership and KPP. At December 31, 2001, KPL, together with its affiliates, owned an approximate 25% interest as a limited partner and a combined 2% interest as a general partner in KPP. The Partnership is engaged through operating subsidiaries in the refined petroleum products pipeline business and, since 1993, terminaling and storage of petroleum products and specialty liquids.

     The Partnership's pipeline business consists primarily of the transportation through the East Pipeline and the West Pipeline (collectively referred to as the "Pipelines"), as common carriers, of refined petroleum products. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments, with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments in Kansas, Colorado and Wyoming, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Pipelines primarily transport gasoline, diesel oil, fuel oil and propane. The products are transported from refineries connected to the Pipeline, directly or through other pipelines, to agricultural users, railroads and wholesale customers in the states in which the Pipelines are located and in portions of other states. Substantially all of the Pipelines' operations constitute common carrier operations that are subject to Federal or state tariff regulations. The Partnership has not engaged, nor does it currently intend to engage, in the merchant function of buying and selling refined petroleum products. The Partnership's business of terminaling petroleum products and specialty liquids is conducted under the name ST Services ("ST").

     On January 3, 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 units issued by KPP (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a $275 million unsecured revolving credit agreement with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

     On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of 5.4 million barrels, was initially financed by term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering. See "Liquidity and Capital Resources". Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

     The Partnership is the third largest independent liquids terminaling company in the United States. At December 31, 2001, ST operated 41 facilities in 20 states, the District of Columbia and six facilities in the United Kingdom with an aggregate tankage capacity of approximately 39.0 million barrels.


PIPELINE OPERATIONS
-------------------

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2001                 2000                1999
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $    74,976        $    70,685          $    67,607
Operating costs......................................          28,844             25,223               23,579
Depreciation and amortization........................           5,478              5,180                5,090
General and administrative...........................           3,881              4,069                3,102
                                                          -----------        -----------          -----------
Operating income.....................................     $    36,773        $    36,213          $    35,836
                                                          ===========        ===========          ===========

     Pipelines revenues are based on volumes shipped and the distances over which such volumes are transported. For the year ended December 31, 2001, revenues increased by $4.3 million, compared to 2000, due to increases in barrel miles shipped and increases in terminaling charges. For the year ended December 31, 2000, revenues increased by $3.1 million, compared to 1999, due to an increase in terminaling charges. Because tariff rates are regulated by the FERC, the Pipelines compete primarily on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles totaled 18.6 billion, 17.8 billion and 18.4 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $3.6 million in 2001 and $1.6 million in 2000. The increase in 2001 was due to increases in fuel and power costs and expenses from pipeline relocation projects. The increase in 2000 was due to increases in materials and supplies costs, including additives, that are volume related. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs, decreased by $0.2 million in 2001 and increased by $1.0 million in 2000, compared to the respective prior year. The increase in 2000 was the result of a one-time benefit resulting from the favorable elimination of a contingency in 1999.


TERMINALING OPERATIONS
----------------------

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2001                 2000                1999
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   132,820        $    85,547          $    90,421
Operating costs......................................          61,788             44,430               45,569
Depreciation and amortization........................          17,706             11,073                9,953
General and administrative...........................           8,008              7,812                6,322
Gain on sale of assets...............................          -                  (1,126)               -
                                                          -----------        -----------          -----------
Operating income.....................................     $    45,318        $    23,358          $    28,577
                                                          ===========        ===========          ===========

     For the year ended December 31, 2001, revenues increased by $47.3 million, compared to 2000, due to the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Approximately $36.0 million of the 2001 revenue increase was a result of the Shore acquisition. 2000 revenues decreased by $4.9 million, compared to 1999, as revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions resulting from declines in forward product pricing. Average annual tankage utilized for the years ended December 31, 2001, 2000 and 1999 aggregated 30.1 million barrels,
21.0 million barrels and 22.6 million barrels, respectively. The 2001 increase in average annual tankage utilized resulted from the Shore acquisition and the favorable market conditions. The 2000 decrease resulted from the unfavorable domestic market conditions. Average revenues per barrel of tankage utilized for the years ended December 31, 2001, 2000 and 1999 was $4.41, $4.12 and $4.00,
respectively. The increase in 2001 average revenues per barrel of tankage utilized was due to favorable market conditions, when compared to 2000. The 2000 increase, when compared to 1999, was due to the storage of a larger proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products.

     In 2001 operating costs increased by $17.4 million, when compared to 2000, due to the Shore acquisition and increases in volumes stored. 2000 operating costs decreased by $1.1 million, when compared to 1999, due to lower costs resulting from the overall decline in volumes stored. General and administrative expense increased by $0.2 million in 2001 and by $1.5 million in 2000. The increase in general and administrative costs in 2001, compared to 2000, is due to the Shore acquisition partially offset by the extraordinary high litigation costs in 2000. The increase in 2000, compared to 1999, was due entirely to the extraordinarily high litigation costs. In 2000 the Partnership sold land and other terminaling business assets for approximately $2.0 million in net proceeds, recognizing a gain on disposition of assets of $1.1 million.

     Total tankage capacity (39.0 million barrels at December 31, 2001) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.


INTEREST AND OTHER INCOME
-------------------------

     In March of 2001, the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million.


INTEREST EXPENSE
----------------

     For the year ended December 31, 2001, interest expense increased by $2.5 million, compared to 2000, due to increases in debt resulting from the Shore acquisition (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt. For the year ended December 31, 2000, interest expense decreased by $1.1 million, compared to 1999, due to repayments of debt from a portion of the 1999 unit offering proceeds (see "Liquidity and Capital Resources").


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash provided by operating activities was $102.2 million, $62.0 million and $63.6 million for the years 2001, 2000 and 1999, respectively. The increase in 2001, compared to 2000, is due to increases in terminaling revenues and operating income, a result of the Shore acquisition, and increases in utilization at existing terminaling locations. The decrease in 2000, compared to 1999, is a result of the decrease in terminaling revenues and operating income due to unfavorable domestic market conditions.

     Capital expenditures, excluding expansion capital expenditures, were $17.2 million, $9.5 million and $14.6 million for 2001, 2000 and 1999, respectively. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages caused by sudden and accidental occurrences are included under the Partnership's insurance coverages (subject to deductibles and limits). The Partnership anticipates that routine maintenance capital expenditures (excluding acquisitions) will total approximately $15 million to $20 million in 2002. Such future expenditures, however, will depend on many factors beyond the
Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and Federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or choose to do so.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and cash flows from operating activities. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future debt offerings or KPP public unit offerings.

     The Partnership makes regular cash distributions, in accordance with its partnership agreement, within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate distributions of approximately $62.2 million, $53.5 million and $51.9 million, were declared to limited partner interests and general partner interests in 2001, 2000 and 1999, respectively.

     In December 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to partners. In January 2001, proceeds from the facility were used to repay in full the Partnership's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty before income taxes, which was recognized as an extraordinary expense in the first quarter of 2001. At December 31, 2001, $238.9 million was drawn on the facility, at an interest rate of 2.69%, which is due in December of 2003.

     In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public unit offering. The remaining portion ($23.7 million at December 31, 2001), with a fixed rate of 7.25%, is due in December 2003. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants.

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition).

     In January of 2002, KPP issued 1.25 million limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's $275 million revolving credit facility.

     In February 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the $188.9 million outstanding under the $275 million revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, the Partnership acquired Statia for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's $275 million revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. On March 1, 2002, the Partnership announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by the Partnership's $275 million revolving credit facility.

     See also "Item 1 - Regulation", regarding the FERC's Lakehead decision.


CRITICAL ACCOUNTING POLICIES
----------------------------

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of". To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 121 based on fair value. The application of SFAS No. 121 did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2001, 2000 or 1999. However, future evaluations of carrying value are dependent of many factors, some of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and Federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2001, 2000 or 1999. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination. The Partnership is currently assessing the impact of SFAS No. 141 on its financial statements.

     Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Partnership is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

     Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     On October 3, 2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Partnership is currently assessing the impact on its financial statements.


Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership centrally manages its debt and investment portfolios considering investment opportunities and risks and overall financing strategies. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $238.9 million at December 31, 2001, a one percent increase in interest rates would increase net interest expense by approximately $2.4 million.


Item 8.     Financial Statements and Supplementary Data

     The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     The Partnership does not have directors or officers. All directors of the general partner are elected annually by KPL. All officers serve at the discretion of the directors. The information contained in Item 10 of KPP's Form 10-K, for the year ended December 31, 2001, is incorporated by reference in this report.


Item 11.    Executive Compensation

     The officers of the general partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the General Partner for the services of such persons. The information contained in Item 11 of KPP's Form 10-K, for the year ended December 31, 2001, is incorporated by reference in this report.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     KPP owns a 99% interest as the sole limited partner interest and KPL owns a 1% general partner interest in the Partnership. Information identifying security ownership by the Directors and Officers of KPL is contained in Item 12 of KPP's Form 10-K, for the year ended December 31, 2001, and is incorporated by reference in this report.


Item 13.    Certain Relationships and Related Transactions

     KPL is entitled to certain reimbursements under the Partnership Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 7 to the Partnership's consolidated financial statements.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1)  Financial Statements                                                                        Beginning
                                                                                                           Page

     Set forth below is a list of financial statements appearing in this report.


         Kaneb Pipe Line Operating Partnership, L.P. and Subsidiaries Financial Statements:
            Independent Auditors' Report..............................................................     F - 1
            Consolidated Statements of Income - Three Years Ended December 31, 2001...................     F - 2
            Consolidated Balance Sheets - December 31, 2001 and 2000..................................     F - 3
            Consolidated Statements of Cash Flows - Three Years Ended December 31, 2001...............     F - 4
            Consolidated Statements of Partners' Capital - Three Years ended December 31, 2001........     F - 5
            Notes to Consolidated Financial Statements................................................     F - 6

    (a)(2)  Financial Statement Schedules

            All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


    (a)(3)  List of Exhibits

      3.1   Amended  and  Restated  Agreement  of  Limited  Partnership,   dated
            September 27, 1989, filed herewith.

      10.1 ST Agreement and Plan of Merger dated December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 of the exhibits to KPP's Current Report on Form 8-K ("Form 8-K"), dated March 16, 1993, which exhibit is hereby incorporated by reference.

      10.2 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and the Partnership, dated February 19, 1995, filed as
            Exhibit  10.1 of the  exhibits to KPP's  March 1995 Form 8-K,  which exhibit is hereby incorporated by reference.

      10.3 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and the Partnership, as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and 10.4 of the exhibits to KPP's Current Report on Form 8-K dated January 3, 1996, which exhibits are hereby incorporated by reference.

      10.4 Formation and Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as exhibit 10.9 to KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

      10.5 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Terminals Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

      10.6 Credit Agreement, between and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

      10.7  Revolving  Credit  Agreement,  dated as of  December  28, 2000 among
            Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.7 to KPP's Form 10-K for the year ended December 31, 2000, which exhibit is hereby incorporated by reference.

      10.8 Securities Purchase Agreement Among Shore Terminals LLC, Kaneb Pipe Line Partners, L.P. and the Sellers Named Therein, dated as of
            September 22, 2000, Amendment No. 1 To Securities Purchase Agreement, dated as of November 28, 2000 and Registration Rights Agreement, dated as of January 3, 2001, filed as Exhibits 10.1, 10.2 and 10.3 of the exhibits to KPP's Current Report on Form 8-K dated January 3, 2001, which exhibits are hereby incorporated by reference.

      10.9 Stock Purchase Agreement, dated as of November 12, 2001, by and between Kaneb Pipe Line Operating Partnership, L.P., and Statia Terminals Group NV, a public company with limited liability organized  under  the  laws of the  Netherlands  Antilles,  filed as
            Exhibit 10.1 to the exhibits to Registrant's Current Report on Form 8-K, dated January 24, 2002, and incorporated herein by reference.

      10.10 Voting and Option Agreement dated as of November 12, 2001, by and between Kaneb Pipe Line Operating Partnership, L.P., and Statia Terminals Holdings N.V., a Netherlands Antilles company and a shareholder of Statia Terminals Group NV, a Netherlands Antilles company filed as Exhibit 10.1 to the exhibits to Registrant's Current Report on Form 8-K, dated January 24, 2002, and incorporated herein by reference.

      21    List of Subsidiaries, filed herewith.

      23    Consent of KPMG LLP, filed herewith.

      24 Powers of Attorney (included in this report and incorporated herein by reference.)

      (b)   Reports on Form 8-K

            None.

                          INDEPENDENT AUDITORS' REPORT





To the Partners of
Kaneb Pipe Line Operating Partnership, L.P.


We have audited the consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 14(a)(1). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP
Dallas, Texas
February 11, 2002

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                        -----------------------------------------------------------
                                                               2001                 2000                 1999
                                                        -----------------    -----------------    -----------------

Revenues..............................................  $     207,796,000    $     156,232,000    $     158,028,000
                                                        -----------------    -----------------    -----------------
Costs and expenses:
   Operating costs....................................         90,632,000           69,653,000           69,148,000
   Depreciation and amortization......................         23,184,000           16,253,000           15,043,000
   General and administrative.........................         11,889,000           11,881,000            9,424,000
   Gain on sale of assets.............................            -                 (1,126,000)             -
                                                        -----------------    -----------------    -----------------
      Total costs and expenses........................        125,705,000           96,661,000           93,615,000
                                                        -----------------    -----------------    -----------------
Operating income......................................         82,091,000           59,571,000           64,413,000

Interest and other income.............................          4,277,000              316,000              408,000
Interest expense......................................        (14,783,000)         (12,283,000)         (13,390,000)
                                                        -----------------    -----------------    -----------------

Income before income taxes and extraordinary item.....         71,585,000           47,604,000           51,431,000

Income tax provision..................................           (981,000)            (943,000)          (1,496,000)
                                                        -----------------    -----------------    -----------------
Income before extraordinary item......................         70,604,000           46,661,000           49,935,000

Extraordinary item - loss on debt
   extinguishment, net of income taxes................         (5,815,000)             -                     -
                                                        -----------------    -----------------    -----------------
Net income............................................  $      64,789,000    $      46,661,000    $      49,935,000
                                                        =================    =================    =================



                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                -----------------------------------
                                                                                    2001                  2000
                                                                                -------------        --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................     $   7,903,000        $    4,758,000
   Accounts receivable.....................................................        24,005,000            21,091,000
   Prepaid expenses........................................................         2,721,000             5,291,000
                                                                                -------------        --------------
      Total current assets.................................................        34,629,000            31,140,000
                                                                                -------------        --------------

Property and equipment.....................................................       639,084,000           458,926,000
Less accumulated depreciation..............................................       157,810,000           137,571,000
                                                                                -------------        --------------
      Net property and equipment...........................................       481,274,000           321,355,000
                                                                                -------------        --------------

Investments in affiliates..................................................        22,252,000            22,568,000

Excess of cost over fair value of net assets of acquired business and
   other assets............................................................        10,216,000                 -
                                                                                -------------        --------------
                                                                                $ 548,371,000        $  375,063,000
                                                                                =============        ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable........................................................     $   6,541,000        $    3,706,000
   Accrued expenses........................................................         9,963,000             7,705,000
   Accrued distributions payable...........................................        16,263,000            13,372,000
   Accrued taxes, other than income taxes..................................         2,635,000             2,363,000
   Deferred terminaling fees...............................................         6,503,000             3,717,000
   Payable to general partner..............................................         4,701,000             1,889,000
                                                                                -------------        --------------
      Total current liabilities............................................        46,606,000            32,752,000
                                                                                -------------        --------------

Long-term debt.............................................................       262,624,000           166,900,000

Other liabilities and deferred taxes.......................................        18,614,000            13,676,000

Commitments and contingencies

Partners' capital:
   Limited partner.........................................................       221,363,000           162,288,000
   General partner.........................................................         1,030,000               984,000
   Accumulated other comprehensive income (loss)
      - foreign currency translation adjustment............................        (1,866,000)           (1,537,000)
                                                                                -------------        --------------
      Total partners' capital..............................................       220,527,000           161,735,000
                                                                                -------------        --------------
                                                                                $ 548,371,000        $  375,063,000
                                                                                =============        ==============


                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2001                  2000                  1999
                                                          -------------         -------------        --------------
Operating activities:
   Net income ........................................    $  64,789,000         $  46,661,000        $   49,935,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       23,184,000            16,253,000            15,043,000
      Equity in earnings of affiliates, net of
        distributions.................................           (5,000)             (154,000)           (1,072,000)
      Gain on sale of assets..........................            -                (1,126,000)                 -
      Deferred income taxes...........................          981,000               943,000             1,487,000
      Extraordinary item..............................        5,815,000                 -                      -
      Other liabilities...............................       (5,422,000)              841,000                  -
      Changes in working capital components:
        Accounts receivable...........................         (824,000)           (4,162,000)           (3,012,000)
        Prepaid expenses..............................        1,601,000              (255,000)             (995,000)
        Accounts payable and accrued expenses.........        6,512,000             1,869,000             3,028,000
        Deferred terminaling fees.....................        2,786,000               642,000              (451,000)
        Payable to general partner....................        2,812,000               478,000              (374,000)
                                                         --------------         -------------        --------------
           Net cash provided by operating activities..      102,229,000            61,990,000            63,589,000
                                                         --------------         -------------        --------------


Investing activities:
   Acquisitions of terminals, net of cash acquired....     (111,562,000)          (12,053,000)          (44,390,000)
   Capital expenditures...............................      (17,246,000)           (9,483,000)          (14,568,000)
   Proceeds from sale of assets.......................        2,807,000             1,961,000                  -
   Other, net.........................................         (111,000)             (212,000)           (2,064,000)
                                                         --------------         -------------        --------------
           Net cash used in investing activities......     (126,112,000)          (19,787,000)          (61,022,000)
                                                         --------------         -------------        --------------
Financing activities:
   Issuance of debt...................................      260,500,000            14,613,000            51,319,000
   Payments of debt...................................     (171,316,000)           (3,700,000)          (58,332,000)
   Distributions......................................      (62,156,000)          (53,485,000)          (51,850,000)
   Changes in payable to general partner..............            -                     -                (5,000,000)
   Net proceeds from issuance of units by KPP.........            -                     -                65,574,000
                                                         --------------         -------------        --------------
           Net cash provided by (used in) financing
               activities.............................       27,028,000           (42,572,000)            1,711,000
                                                         --------------         -------------        --------------


Increase (decrease) in cash and cash equivalents......        3,145,000              (369,000)            4,278,000
Cash and cash equivalents at beginning of period......        4,758,000             5,127,000               849,000
                                                         --------------         -------------        --------------
Cash and cash equivalents at end of period............   $    7,903,000         $   4,758,000        $    5,127,000
                                                         ==============         =============        ==============
Supplemental cash flow information:
   Cash paid for interest.............................   $   14,028,000         $  12,438,000        $   12,881,000
                                                         ==============         =============        ==============
   Non-cash investing and financing activities -
      Issuance of units by KPP in connection with
      acquisition of terminals........................   $   56,488,000         $       -            $         -
                                                         ==============         =============        ==============

                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                            Accumulated
                                                                               Other
                                                Limited        General     Comprehensive                    Comprehensive
                                                Partner        Partner     Income (Loss)      Total            Income
                                            --------------   -----------   ------------- --------------   ---------------


Partners' capital at January 1, 1999.....   $  105,388,000   $ 1,049,000   $       -     $  106,437,000

  1999 income allocation.................       49,436,000       499,000           -         49,935,000   $    49,935,000

  Distributions declared.................      (51,342,000)     (508,000)          -        (51,850,000)             -

  Issuance of units by KPP...............       65,574,000           -             -         65,574,000              -

  Foreign currency translation
    adjustment...........................            -               -        (775,000)        (775,000)         (775,000)
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    49,160,000
                                                                                                          ===============

Partners' capital at December 31, 1999...      169,056,000     1,040,000      (775,000)     169,321,000

  2000 income allocation.................       46,194,000       467,000           -         46,661,000   $    46,661,000

  Distributions declared.................      (52,962,000)     (523,000)          -        (53,485,000)             -

  Foreign currency translation
    adjustment...........................            -               -        (762,000)        (762,000)         (762,000)
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    45,899,000
                                                                                                          ===============

Partners' capital at December 31, 2000...      162,288,000       984,000    (1,537,000)     161,735,000

  2001 income allocation.................       64,141,000       648,000           -         64,789,000   $    64,789,000

  Distributions declared.................      (61,554,000)     (602,000)          -        (62,156,000)             -

  Issuance of units by KPP...............       56,488,000           -             -         56,488,000              -

  Foreign currency translation
    adjustment...........................            -               -        (329,000)        (329,000)         (329,000)
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    64,460,000
                                                                                                          ===============
Partners' capital at December 31, 2001...   $  221,363,000  $  1,030,000   $(1,866,000)  $  220,527,000
                                            ==============  ============   ===========   ==============


                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       PARTNERSHIP ORGANIZATION

         Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), a limited partnership, owns and operates a refined petroleum products pipeline business and a petroleum products and specialty liquids storage and terminaling business. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC ("KSL"), as general partner, holds a 1% general partner interest in both the Partnership and KPP. At December 31, 2001, KPL, together with its affiliates, owned an approximate 25% interest as a limited partner and a combined 2% interest as a general partner in KPP.

         In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full the Partnership's $15.0 million promissory note, the $25.0 million revolving credit facility and $18.3 million in term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 3).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  following  significant  accounting  policies  are  followed by the
         Partnership   in  the   preparation  of  the   consolidated   financial
         statements.

         Cash and Cash Equivalents

         The Partnership's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. The Partnership does not have any derivative financial instruments.

         Property and Equipment

         Property and equipment are carried at historical cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets, as disclosed in Note 4. The rates used for pipeline and storage facilities of the Partnership are the same as those which have been promulgated by the Federal Energy Regulatory Commission.

         The carrying value of property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS No. 121 based on fair value.

         Revenue and Income Recognition

         The Partnership provides pipeline transportation of refined petroleum products and liquified petroleum gases. Pipeline revenues are recognized as services are provided. The Partnership's Support Terminal Services operation ("ST Services") provides terminaling and other ancillary services. Storage fees are billed one month in advance and are reported as deferred income. Terminaling revenues are recognized in the month services are provided.


         Foreign Currency Translation

         The Partnership translates the balance sheet of its foreign subsidiary using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Partners' Capital. Gains and losses resulting from foreign currency transactions are included in the statements of income.

         Excess of Cost Over Fair Value of Net Assets of Acquired Business

         The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over a period of 20 years. The Partnership periodically evaluates the proprietary of the carrying amount of the excess of cost over fair value of net assets of the acquired business, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of the amortization period. The Partnership believes that no such impairment has occurred and that no reduction in the amortization period is warranted.

         Environmental Matters

         Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action.

         Comprehensive Income

         The Partnership follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Partnership's financial position or results of operations.

         Income Tax Considerations

         Income before income tax expense and extraordinary item is made up of the following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2001                  2000                  1999
                                                          -------------         -------------        --------------

         Partnership operations......................     $  67,119,000         $  43,538,000        $   46,741,000
         Corporate operations:
            Domestic.................................           477,000               510,000               501,000
            Foreign..................................         3,989,000             3,556,000             4,189,000
                                                          -------------         -------------        --------------
                                                          $  71,585,000         $  47,604,000        $   51,431,000
                                                          =============         =============        ==============

         Partnership operations are not subject to Federal or state income taxes. However, certain operations of ST Services are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 2001, 2000 and 1999 primarily consists of deferred U.S. and foreign income taxes of $1.0 million, $0.9 million and $1.5 million, respectively. The net deferred tax liability of $6.1 million and $5.9 million at December 31, 2001 and 2000, respectively, consists of deferred tax liabilities of $12.5 million and $12.0 million, respectively, and deferred tax assets of $6.4 million and $6.1 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating losses. The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $20.7 million which expire in years 2008 through 2021. Additionally, the Partnership's foreign operations have net operating loss carryforwards for tax purposes totaling approximately $2.7 million which do not have an expiration date.

         Since the income or loss of the operations which are conducted through limited partnerships will be included in the tax returns of the individual partners of the Partnership, no provision for income taxes has been recorded in the accompanying financial statements on these earnings. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If any such examination results in adjustments to distributive shares of taxable income or loss, the tax liability of the partners would be adjusted accordingly.

         The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership interests. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. SFAS No. 109, "Accounting for Income Taxes," requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. Management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

         Cash Distributions

         The Partnership makes regular cash distributions, in accordance with its partnership agreement, within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate distributions of approximately $62.2 million, $53.5 million and $51.9 million, were declared to limited partner interests and general partner interests in 2001, 2000 and 1999, respectively.

         Derivative Instruments

         Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. On January 1, 2001, the Partnership was not a party to any derivative contracts; accordingly, initial adoption of SFAS No. 133 at that date did not have any effect on the Partnership's result of operations or financial position.

         In March of 2001, the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income, net. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million.

         Change in Presentation

         Certain prior year financial statement items have been reclassified to conform with the 2001 presentation.

         Estimates

         The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements

         In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination. The Partnership is currently assessing the impact of SFAS No. 141 on its financial statements.

         Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Partnership is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

         Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

         On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Partnership is currently assessing the impact on its financial statements.


3.       ACQUISITIONS

         On January 3, 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 units issued by KPP (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a $275 million unsecured revolving credit agreement with a group of banks (see Note 5). The acquisition has been accounted for using the purchase method of accounting. Assuming the acquisition occurred at January 1, 2000, unaudited pro forma 2000 revenues and net income would be $189.6 million and $49.7 million, respectively.

         On February 1, 1999, the Partnership, through two wholly-owned indirect subsidiaries, acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed with term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's 1999 public unit offering (see Notes 1 and 5).


4.       PROPERTY AND EQUIPMENT

         The cost of property and equipment is summarized as follows:

                                                        Estimated
                                                         Useful                             December 31,
                                                          Life                -------------------------------------
                                                         (Years)                    2001                  2000
                                                     --------------           ---------------        --------------

         Land....................................           -                 $    43,005,000        $   23,360,000
         Buildings...............................          35                      10,834,000             9,144,000
         Furniture and fixtures..................          16                       3,900,000             3,445,000
         Transportation equipment................           6                       5,092,000             4,469,000
         Machinery and equipment.................        20 - 40                   32,750,000            32,996,000
         Pipeline and terminaling equipment......        20 - 40                  534,292,000           378,123,000
         Construction work-in-progress...........           -                       9,211,000             7,389,000
                                                                              ---------------        --------------
         Total property and equipment............                                 639,084,000           458,926,000
           Less accumulated depreciation.........                                 157,810,000           137,571,000
                                                                              ---------------        --------------
         Net property and equipment..............                             $   481,274,000        $  321,355,000
                                                                              ===============        ==============

5.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2001                  2000
                                                                              ---------------        --------------
         $275 million revolving credit facility, due in December 2003...      $   238,900,000        $        -
         Term loan, due in December 2003................................           23,724,000            23,900,000
         First mortgage notes, repaid in January 2001...................                -               128,000,000
         $25 million revolving credit facility, repaid in January 2001..                -                15,000,000
                                                                              ---------------        --------------
         Total long-term debt...........................................      $   262,624,000        $  166,900,000
                                                                              ===============        ==============

         In December 2000, the Partnership entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The facility bears interest at variable interest rates and has a variable commitment fee on the unutilized amounts. The credit facility contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. In January 2001, proceeds from the facility were used to repay in full the Partnership's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, the Partnership incurred $6.5 million in prepayment penalties which, before income taxes, was recognized as an extraordinary expense in the first quarter of 2001. At December 31, 2001, $238.9 million was drawn on the facility at an interest rate of 2.69%, which is due in December of 2003.

         In January 1999, the Partnership, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million in term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general Partnership purposes. $18.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public unit offering. The remaining portion ($23.7 million at December 31, 2001), with a fixed rate of 7.25%, is due in December 2003. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans also contain certain financial and operational covenants.


6.       COMMITMENTS AND CONTINGENCIES

         The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2001:

         Year ending December 31:
            2002...............................................    $   2,664,000
            2003...............................................        2,433,000
            2004...............................................        1,979,000
            2005...............................................        1,411,000
            2006...............................................        1,383,000
                                                                   -------------
            Total minimum lease payments.......................    $   9,870,000
                                                                   =============

         Total rent expense under operating leases amounted to $4.2 million, $3.1 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         The operations of the Partnership are subject to Federal, state and local laws and regulations in the United States and the United Kingdom relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $13.5 million at December 31, 2001, including $12.8 million related to acquisitions of pipelines and terminals. During 2001 and 2000, respectively, the Partnership incurred $5.2 million and $2.3 million of costs related to such acquisition reserves and reduced the liability accordingly.

         KPL has indemnified the Partnership against liabilities for damage to the environment resulting from operations of the pipeline prior to October 3, 1989 (the date of formation of the Partnership). The indemnification does not extend to any liabilities that arise after such date to the extent that the liabilities result from changes in environmental laws and regulations.

         In December 1995, the Partnership acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period ending in December 2002. No amount was payable under the earn-out provision in 1999, 2000 or 2001.

         Certain  subsidiaries  of the  Partnership  were sued in a Texas  state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned not later than 1976, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

         At the end of the trial, the jury returned a verdict including findings that (1) Grace had breached a provision of the 1993 acquisition agreement by failing to disclose matters related to the pipeline, and
         (2) the pipeline was abandoned before 1978 -- 15 years before the Partnership's subsidiaries acquired ST Services. On August 30, 2000, the Judge entered final judgment in the case that Grace take nothing from the subsidiaries on its claims seeking recovery of remediation costs. Although the Partnership's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to indemnification from Grace if any such expenses were incurred in the future. Moreover, the Judge let stand a prior summary judgment ruling that the pipeline was an asset acquired by the Partnership's subsidiaries as part of the 1993 ST Services transaction and that any liabilities associated with the pipeline would have become liabilities of the subsidiaries. Based on that ruling, the Massachusetts Department of Environmental Protection and Samson Hydrocarbons Company (successor to Grace Petroleum Company) wrote letters to ST Services alleging its responsibility for the remediation, and ST Services responded denying any liability in connection with this matter. The Judge also awarded attorney fees to Grace of more than $1.5 million. Both the Partnership's subsidiaries and Grace have appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In particular, the subsidiaries have filed an appeal of the judgement finding that the Otis pipeline and any liabilities associated with the pipeline were transferred to them as well as the award of attorney fees to Grace.

         On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

         The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR Site"), which has been declared a Superfund Site pursuant to CERCLA. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. The Partnership's subsidiaries voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the Partnership's subsidiaries, the Government advised the parties in April 1999 that it has identified two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government at that time advised the parties that it believed it had incurred costs of approximately $34 million, and expected in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area.

         By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek
         reimbursement   from  ST  Services  under  the  Massachusetts  Oil  and
         Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the judgment by the Texas state court that, in the view of the DOJ, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs.

         On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. The Partnership and PEPCO have not, however, reached a final agreement regarding the proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. The Partnership cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect the Partnership's financial condition.

         As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted preliminary approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement will be sent to putative class members and putative class members have until March 26, 2002 to opt out. ST Services or PEPCO can void the settlement if too many putative class members opt out and elect to pursue separate litigation. A hearing on final settlement will be held on April 15, 2002. If the settlement is finally approved, this litigation should be concluded in 2002. It is expected that most class members will elect to participate in the class settlement, but it is possible that even if the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While the Partnership cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on our financial condition.

         PEPCO and ST Services have agreed with the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson
         Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. The Partnership believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect the Partnership's financial condition.

         The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the DOT in late 2001, and ST Services anticipates that the DOT will rule during the first quarter of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but the Partnership believes that this matter will not have a material adverse effect on its financial condition.

         The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.

7.       RELATED PARTY TRANSACTIONS

         The Partnership has no employees and is managed and controlled by KPL. KPL and KSL are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $18.1 million, $17.8 million and $14.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, include compensation and benefits paid to officers and employees of KPL and KSL, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $14.3 million, $12.3 million and $11.6 million of compensation and benefits, paid to officers and employees of KPL and KSL for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Partnership paid $0.5 million in 2001 and $0.2 million in 2000 and 1999 for an allocable portion of KPL's overhead expenses. At December 31, 2001 and 2000, the Partnership owed KPL and KSL $4.7 million and $1.9 million, respectively, for these expenses which are due under normal invoice terms.

8.       BUSINESS SEGMENT DATA

         The Partnership conducts business through two principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, and the "Terminaling Operations," which provide storage for petroleum products, specialty chemicals and other liquids.

         The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2001                2000              1999
                                                                ----------------    ---------------     --------------
         Business segment revenues:
           Pipeline operations................................  $     74,976,000    $    70,685,000     $   67,607,000
           Terminaling operations.............................       132,820,000         85,547,000         90,421,000
                                                                ----------------    ---------------     --------------
                                                                $    207,796,000    $   156,232,000     $  158,028,000
                                                                ================    ===============     ==============
         Business segment profit:
           Pipeline operations................................  $     36,773,000    $    36,213,000     $   35,836,000
           Terminaling operations.............................        45,318,000         23,358,000         28,577,000
                                                                ----------------    ---------------     --------------
              Operating income................................        82,091,000         59,571,000         64,413,000
           Interest expense...................................       (14,783,000)       (12,283,000)       (13,390,000)
           Interest and other income .........................         4,277,000            316,000            408,000
                                                                ----------------    ---------------     --------------
              Income before income taxes and
                extraordinary item............................  $     71,585,000    $    47,604,000     $   51,431,000
                                                                ================    ===============     ==============

         Business segment assets:
           Depreciation and amortization:
              Pipeline operations.............................  $      5,478,000    $     5,180,000     $    5,090,000
              Terminaling operations..........................        17,706,000         11,073,000          9,953,000
                                                                ----------------    ---------------     --------------
                                                                $     23,184,000    $    16,253,000     $   15,043,000
                                                                ================    ===============     ==============


                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2001                2000              1999
                                                                ----------------    ---------------     --------------
         Capital expenditures (excluding acquisitions):
           Pipeline operations................................  $      4,309,000    $     3,439,000     $    3,547,000
           Terminaling operations.............................        12,937,000          6,044,000         11,021,000
                                                                ----------------    ---------------     --------------
                                                                $     17,246,000    $     9,483,000     $   14,568,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      2001                2000               1999
                                                                ----------------    ---------------     --------------
         Total assets:
           Pipeline operations................................  $    105,156,000    $   102,656,000     $  104,774,000
           Terminaling operations.............................       443,215,000        272,407,000        261,179,000
                                                                ----------------    ---------------     --------------
                                                                $    548,371,000    $   375,063,000     $  365,953,000
                                                                ================    ===============     ==============

         The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2001                2000              1999
                                                                ----------------    ---------------     --------------
         Geographical area revenues:
           United States......................................  $    186,734,000    $   136,729,000     $  136,197,000
           United Kingdom.....................................        21,062,000         19,503,000         21,831,000
                                                                ----------------    ---------------     --------------
                                                                $    207,796,000    $   156,232,000     $  158,028,000
                                                                ================    ===============     ==============

         Geographical area operating income:
           United States......................................  $     76,575,000    $    55,122,000     $   58,539,000
           United Kingdom.....................................         5,516,000          4,449,000          5,874,000
                                                                ----------------    ---------------     --------------
                                                                $     82,091,000    $    59,571,000     $   64,413,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      2001                2000               1999
                                                                ----------------    ---------------     --------------
         Geographical area net property and equipment:
           United States......................................  $    440,104,000    $   282,685,000     $  275,178,000
           United Kingdom.....................................        41,170,000         38,670,000         41,705,000
                                                                ----------------    ---------------     --------------
                                                                $    481,274,000    $   321,355,000     $  316,883,000
                                                                ================    ===============     ==============


9.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         The estimated fair value of debt as of December 31, 2001 and 2000 was approximately $263 million and $174 million, as compared to the carrying value of $263 million and $167 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. The Partnership has no derivative financial instruments.

         The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 2001. No customer constituted 10 percent or more of consolidated revenues in 2001, 2000 and 1999.



10.      QUARTERLY FINANCIAL DATA (unaudited)

         Quarterly operating results for 2001 and 2000 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,         September 30,       December 31,
                                            ----------------    ----------------    ---------------     --------------
         2001:
         Revenues.......................    $     48,069,000    $     52,952,000    $    53,403,000     $   53,372,000
                                            ================    ================    ===============     ==============

         Operating income...............    $     18,335,000    $     21,871,000    $    22,076,000     $   19,809,000
                                            ================    ================    ===============     ==============

         Net income.....................    $      8,272,000(a) $     21,144,000(b) $    18,523,000     $   16,850,000
                                            ================    ================    ===============     ==============

         2000:
         Revenues.......................    $     36,680,000    $     38,438,000    $    41,051,000     $   40,063,000
                                            ================    ================    ===============     ==============

         Operating income...............    $     12,922,000    $     14,959,000    $    17,466,000     $   14,224,000
                                            ================    ================    ===============     ==============

         Net income.....................    $      9,664,000    $     12,002,000    $    14,261,000     $   10,734,000 (c)
                                            ================    ================    ===============     ==============

         (a) Includes extraordinary item - loss on debt extinguishment, net of income taxes, of approximately $5.8 million and gain on interest rate lock transaction of approximately $0.6 million.
         (b) Includes gain on interest rate lock transaction of approximately $3.2 million.
         (c) Includes approximately $1.9 million of accrued litigation costs.

11.      SUBSEQUENT EVENTS (unaudited)

         In January of 2002, KPP issued 1.25 million limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's $275 million revolving credit facility.

         In February 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the $188.9 million outstanding under the $275 million revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

         On February 28, 2002, the Partnership acquired Statia for approximately $194 million in cash. The acquired Statia subsidiaries have approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's $275 million revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. On March 1, 2002, the Partnership announced that it had commenced the procedure to redeem all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption is expected to be funded by the Partnership's $275 million revolving credit facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Pipe Line Operating Partnership, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KANEB PIPE LINE OPERATING
                                   PARTNERSHIP, L.P.
                                   By:      Kaneb Pipe Line Company LLC
                                            General Partner

                                   By:       EDWARD D. DOHERTY
                                      ------------------------------------------
                                            Chairman of the Board and
                                            Chief  Executive Officer
                                   Date: March 27, 2002


                               POWERS OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Edward D. Doherty and Howard C. Wadsworth his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same and all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Operating Partnership, L.P. and in the capacities with Kaneb Pipe Line Company LLC and on the date indicated.

      Signature                                                       Title                      Date
----------------------------------------                     ---------------------------    --------------
Principal Executive Officer
           EDWARD D. DOHERTY                                 Chairman of the Board           March 27, 2002
----------------------------------------                     and Chief Executive Officer

Principal Accounting Officer
          HOWARD C. WADSWORTH                                Vice President                  March 27, 2002
----------------------------------------                     Treasurer & Secretary

Directors

             SANGWOO AHN                                       Director                      March 27, 2002
----------------------------------------

           JOHN R. BARNES                                      Director                      March 27, 2002
----------------------------------------

           MURRAY R. BILES                                     Director                      March 27, 2002
----------------------------------------

         FRANK M. BURKE, JR.                                   Director                      March 27, 2002
----------------------------------------

           CHARLES R. COX                                      Director                      March 27, 2002
----------------------------------------

            HANS KESSLER                                       Director                      March 27, 2002
----------------------------------------

          JAMES R. WHATLEY                                     Director                      March 27, 2002
----------------------------------------
