Form 10-Q
period 2002-03-31
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2002-05-08
CIK 1122667

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission File Number 011-22667

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               75-2287683
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                          2435 North Central Expressway
                             Richardson, Texas 75080
          (Address of principal executive offices, including zip code)

                                 (972) 699-4062
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                                             No
              -----                                              ------


--------------------------------------------------------------------------------

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.  AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------


                                                                                                          Page No.
                           Part I. Financial Information
Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2002 and 2001                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2002
                      and December 31, 2001                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2002 and 2001                                                   3

                  Notes to Consolidated Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         11

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 16

                           Part II.  Other Information

Item 1.           Legal Proceedings                                                                         16

Item 6.           Exhibits and Reports on Form 8-K                                                          16


KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     59,088   $      48,069
    Products                                                                                  8,554            -
                                                                                       ------------   -------------
        Total revenues                                                                       67,642          48,069
                                                                                       ------------   -------------

Costs and expenses:
    Cost of products sold                                                                     7,829            -
    Operating costs                                                                          25,139          21,655
    Depreciation and amortization                                                             7,113           5,751
    General and administrative                                                                4,336           2,328
                                                                                       ------------   -------------
        Total costs and expenses                                                             44,417          29,734
                                                                                       ------------   -------------

Operating income                                                                             23,225          18,335
Interest and other income                                                                        71             708
Interest expense                                                                             (5,277)         (4,721)
                                                                                       ------------   -------------
Income before income taxes and extraordinary item                                            18,019          14,322
Income tax provision                                                                           (448)           (235)
                                                                                       ------------   -------------

Income before extraordinary item                                                             17,571          14,087
Extraordinary item - loss on debt extinguishment,
    net of income taxes                                                                        (155)         (5,815)
                                                                                       ------------   -------------
        Net income                                                                     $     17,416   $       8,272
                                                                                       ============   =============


                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2002                    2001
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       19,427          $       7,903
    Accounts receivable                                                            31,622                 24,005
    Prepaid expenses and other                                                      8,152                  2,721
                                                                           --------------          -------------
        Total current assets                                                       59,201                 34,629
                                                                           --------------          -------------

Property and equipment                                                            942,306                639,084
Less accumulated depreciation                                                     164,666                157,810
                                                                           --------------          -------------
    Net property and equipment                                                    777,640                481,274
                                                                           --------------          -------------

Investments in affiliates                                                          22,162                 22,252

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                           12,306                 10,216
                                                                           --------------          -------------
                                                                           $      871,309          $     548,371
                                                                           ==============          =============


                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $       13,729          $       6,541
    Accrued expenses                                                               34,411                 19,101
    Accrued distributions payable                                                  18,496                 16,263
    Payable to general partner                                                      3,187                  4,701
                                                                           --------------          -------------
        Total current liabilities                                                  69,823                 46,606
                                                                           --------------          -------------

Long-term debt                                                                    515,223                262,624

Other liabilities and deferred taxes                                               17,578                 18,614

Commitments and contingencies

Partners' capital                                                                 268,685                220,527
                                                                           --------------          -------------
                                                                           $      871,309          $     548,371
                                                                           ==============          =============


                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------

Operating activities:
    Net income                                                                         $     17,416   $       8,272
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                                      7,113           5,751
           Equity in earnings of affiliates, net of distributions                                10             114
           Deferred income taxes                                                                374             235
           Extraordinary item                                                                   155           5,815
           Changes in working capital components                                             (7,020)          7,304
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     18,048          27,491
                                                                                       ------------   -------------

Investing activities:
    Acquisitions, net of cash acquired                                                     (177,692)       (106,810)
    Capital expenditures                                                                     (5,164)         (3,037)
    Other, net                                                                                 (127)            125
                                                                                       ------------   -------------
               Net cash used in investing activities                                       (182,983)       (109,722)
                                                                                       ------------   -------------

Financing activities:
    Issuance of debt                                                                        388,375         257,500
    Payments of debt                                                                       (245,303)       (150,715)
    Distributions                                                                           (16,263)        (14,814)
    Net proceeds from issuance of units by KPP                                               49,650            -
                                                                                       ------------   -------------
               Net cash provided by financing activities                                    176,459          91,971
                                                                                       ------------   -------------

Increase in cash and cash equivalents                                                        11,524           9,740
Cash and cash equivalents at beginning of period                                              7,903           4,758
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     19,427   $      14,498
                                                                                       ============   =============
Supplemental cash flow information:
    Cash paid for interest                                                             $      2,254   $       3,623
                                                                                       ============   =============
    Non-cash investing and financing activities -
        Issuance of units by KPP for acquisition of terminals                          $      -       $      56,488
                                                                                       ============   =============


                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's
     Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 2002 and the consolidated results of their operations and cash flows for the periods ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   ACQUISITIONS AND FINANCINGS

     In January 2001, the Partnership used proceeds from its $275 million revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty which, net of income taxes, was recognized as an extraordinary expense in the first quarter of 2001.

     On January 3, 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Kaneb Pipe Line Partners, L.P. ("KPP") units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under the Partnership's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting.

     In January of 2002, KPP, which holds a 99% interest as limited partner in the Partnership, issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     In February 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. On April 5, 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Assuming the acquisition occurred on January 1, 2001, unaudited pro forma revenues and net income would have been $92.3 million and $16.4 million, respectively, for the three months ended March 31, 2002 and $98.3 million and $7.8 million, respectively, for the three months ended March 31, 2001.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                         (in thousands)

     Net income                                                                 $      17,416      $        8,272
     Other comprehensive income (loss)
        - foreign currency translation adjustment                                        (411)               (701)
                                                                                -------------      --------------
     Comprehensive income                                                       $      17,005      $        7,571
                                                                                =============      ==============


4.   CASH DISTRIBUTIONS

     The Partnership makes regular cash distributions in accordance with its partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate cash distributions of $16.3 million and $14.8 million were paid to limited partner interests and general partner interests for the three months ended March 31, 2002 and 2001, respectively.


5.   CONTINGENCIES

     The operations of the Partnership are subject to Federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership.

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

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regards to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort and have reserved all rights to assert claims for contribution against each other. The Partnership cannot predict the amount, if any, that ultimately may be determined to be ST
     Services' share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially adversely affect the Partnership's financial condition.

     As a result of the rupture, purported class actions have been filed against PEPCO and ST Services in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA"). The court consolidated all of these cases in a case styled as In re Swanson Creek Oil Spill Litigation. The trial judge recently granted approval of a $2,250,000 class settlement, with ST Services and PEPCO each contributing half of the settlement fund. Notice of the proposed settlement was sent to class members in January 2002, and in response to this notice, a number of the class members chose to opt out of the class settlement. ST Services and PEPCO each have the right to void the entire class settlement based on these opt-outs and elect to pursue separate litigation. No final decision in this regard has been made at this time. If ST Services chooses not to exercise its right to void the class settlement and the In re Swanson Creek Oil Spill Litigation settlement becomes final, ST Services may still face litigation from opt-out plaintiffs. ST Services' insurance carriers have assumed the defense of these actions. While the Partnership cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

     PEPCO and ST Services have agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA, but they cannot predict at this time the amount of any damages that may be claimed by the federal government and the State of Maryland. The Partnership believes that both the assessment costs and such damages are covered by insurance and will not materially adversely affect the Partnership's financial condition.

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000 on the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001, and ST Services anticipates that the DOT will rule during the second or third quarters of 2002. In addition, by letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it plans to exercise its right to seek penalties from ST Services in connection with the April 7, 2000 spill. The ultimate amount of any penalty attributable to ST Services cannot be determined at this time, but the Partnership believes that this matter will not have a material adverse effect on its financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.

6.   BUSINESS SEGMENT DATA

     The Partnership conducts business through three principal operations; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products in the Midwestern states as a common carrier, the "Terminaling Operations," which provides storage for petroleum products, specialty chemicals and other liquids, and the "Product Sales Operations", which delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests.

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)
     Business segment revenues:
        Pipeline operations                                                     $      17,626      $       16,169
        Terminaling operations                                                         41,462              31,900
        Product sales operations                                                        8,554                -
                                                                                -------------      --------------
                                                                                $      67,642      $       48,069
                                                                                =============      ==============
     Business segment profit:
        Pipeline operations                                                     $       8,451      $        7,268
        Terminaling operations                                                         14,636              11,067
        Product sales operations                                                          138                -
                                                                                -------------      --------------
            Operating income                                                           23,225              18,335
        Interest and other income                                                          71                 708
        Interest expense                                                               (5,277)             (4,721)
                                                                                -------------      --------------
            Income before income taxes and
               extraordinary item                                               $      18,019      $       14,322
                                                                                =============      ==============



                                                                                  March 31,         December 31,
                                                                                    2002                2001
                                                                              ----------------   ------------------
                                                                                          (in thousands)

     Total assets:
        Pipeline operations                                                     $     107,400      $     105,156
        Terminaling operations                                                        752,096            443,215
        Product sales                                                                  11,813                -
                                                                                -------------      -------------
                                                                                $     871,309      $     548,371
                                                                                =============      =============


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of March 31, 2002, the Partnership had no intangible assets subject to amortization under SFAS
     142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Partnership is evaluating the impact of adopting SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle. Goodwill amortization included in the results of operations of the Partnership for the three months ended March 31, 2001 was not material.

     Additionally, effective January 1, 2002, the Partnership adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144, which superceded SFAS No. 121, did not have a material impact on the consolidated financial statements of the Partnership.

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership") and notes thereto included elsewhere in this report.

     Operating Results:

     Pipeline Operations
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Revenues                                                                   $      17,626      $       16,169
     Operating costs                                                                    6,476               6,803
     Depreciation and amortization                                                      1,373               1,299
     General and administrative                                                         1,326                 799
                                                                                -------------      --------------
        Operating income                                                        $       8,451      $        7,268
                                                                                =============      ==============


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 2002, revenues increased by $1.5 million, or 9%, compared to the same 2001 period, due primarily to increases in barrel miles shipped. Barrel miles totaled 4.2 billion for the three months ended March 31, 2002, compared to
     4.1 billion for the three months ended March 31, 2001.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, decreased by $0.3 million for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, due primarily to decreases in power and fuel costs. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, increased by $0.5 million for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001 due to increases in professional services and personnel costs.


     Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Revenues                                                                   $      41,462      $       31,900
     Operating costs                                                                   18,318              14,852
     Depreciation and amortization                                                      5,673               4,452
     General and administrative                                                         2,835               1,529
                                                                                -------------      --------------
        Operating income                                                        $      14,636      $       11,067
                                                                                =============      ==============


     Terminaling revenues for the three month period ended March 31, 2002 increased by $9.6 million, or 30%, when compared to the same 2001 period, due to the Statia acquisition (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Approximately $6.8 million of the revenue increase was a result of the Statia acquisition.
     Average annual tankage utilized for the three months ended March 31, 2002 increased to 39.0 million barrels, up from 30.0 million barrels for the three months ended March 31, 2001. For the three months ended March 31, 2002, average annualized revenues per barrel of tankage utilized increased to $4.32 per barrel, compared to $4.25 per barrel for the three months ended March 31, 2001.

     For the three month period ended March 31, 2002, operating costs increased by $3.5 million, when compared to the same 2001 period, the result of the Statia acquisition and increases in volumes stored. General and administrative costs for the three month period ended March 31, 2002, increased by $1.3 million, when compared to the same 2001 period, also a result of the Statia acquisition.

     Total tankage capacity (58.7 million barrels at March 31, 2002) has been, and is expected to remain, adequate to meet existing customer storage requirements. Customers consider factors such as location, access to cost effective transportation and quality of service, in addition to pricing, when selecting terminal storage.

     Product Sales

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)

     Revenues                                                                   $       8,554      $         -
     Cost of products sold                                                              7,829                -
                                                                                -------------      --------------
     Gross margin                                                               $         725      $         -
                                                                                =============      ==============
     Operating income                                                           $         138      $         -
                                                                                =============      ==============

     The product sales business, which was acquired with Statia on February 28, 2002 (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the period ended March 31, 2002, product sales revenues, gross margin and operating income were $8.6 million, $0.7 million and $0.1 million, respectively.

     Interest and Other Income

     In March of 2001, the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income. For the three months ended March 31, 2001, an unrealized gain of $0.6 million and an asset of the same amount, based on the fair value of the instruments at March 31, 2001, was recorded on these contracts. On May 22, 2001, the contracts were settled resulting in an aggregate gain of $3.8 million.

     Interest Expense

     For the three months ended March 31, 2002, interest expense increased by $0.6 million, compared to the same 2001 period, due to increases in debt resulting from the Statia acquisition (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates.


     Liquidity and Capital Resources

     During the first three months of 2002, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $18.0 million and $27.5 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by operations for the three months ended March 31, 2002, compared to the same 2001 period, was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements. Capital expenditures (excluding acquisitions) were $5.2 million for the three months ended March 31, 2002, compared to $3.0 million during the same 2001 period. The Partnership anticipates that routine maintenance capital expenditures will total approximately $15 million to $20 million (excluding acquisitions) for the year ending December 31, 2002.

     The Partnership has a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to partners. At March 31, 2002, $140.0 million was drawn on the facility, at an interest rate of 2.60%, which is due in December of 2003.

     In January 2001, the Partnership used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment which, net of income taxes, was recognized as an extraordinary expense in the first quarter of 2001.

     On January 3, 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 units issued by Kaneb Pipe Line Partners, L.P. ("KPP") (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied by the Partnership's revolving credit agreement.

     In January of 2002, KPP, which holds a 99% interest as limited partner in the Partnership, issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     In February 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. On April 5, 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility.

     The Partnership makes regular cash distributions in accordance with its partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate cash distributions of $16.3 million and $14.8 million were paid to limited partner interests and general partner interests for the three months ended March 31, 2002 and 2001, respectively.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future debt offerings or KPP public unit offerings.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Information regarding the Partnership's Critical Accounting Policies is included in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.


     Recent Accounting Pronouncement

     The FASB has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Partnership is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $140.0 million at March 31, 2002, a one percent increase in interest rates would increase net interest expense by approximately $1.4 million.


                           Part II - Other Information

Item 1.  Legal Proceedings

     The information contained in Note 5 of the Notes to Consolidated Financial Statements included in this report is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

          3.1 Amended and Restated Agreement of Limited Partnership, dated September 27, 1989, filed as Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is herein incorporated by reference.

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


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed January 28, 2002.

          Current Report on Form 8-K, filed February 7, 2002.

          Current Report on Form 8-K, filed February 15, 2002.

          Current Report on Form 8-K, filed February 19, 2002.

          Current Report on Form 8-K, filed February 21, 2002.

          Current Report on Form 8-K, filed March 14, 2002.

          Current Report on Form 8-K, filed April 19, 2002.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                     KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
                                     (Registrant)


                                     By  KANEB PIPE LINE COMPANY LLC
                                     -------------------------------------------
                                         (Managing General Partner)


Date:   May 8, 2002                             //s//
                                     -------------------------------------------
                                     Howard C. Wadsworth
                                     Vice President, Treasurer and Secretary