Form 10-Q
period 2002-09-30
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2002-11-14
CIK 1122667

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Nine Months Ended
            September 30, 2002 and 2001                                    1

         Condensed Consolidated Balance Sheets - September 30, 2002
            and December 31, 2001                                          2

         Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 2002 and 2001                       3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        19

Item 4.  Controls and Procedures                                          19



                           Part II.  Other Information

Item 1.  Legal Proceedings                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 20

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Unit Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2002           2001            2002           2001
                                                       --------------  -------------  -------------  --------------
Revenues:
    Services                                           $       75,184  $      53,403  $     207,946  $      154,424
    Products                                                   28,120           -            63,702           -
                                                       --------------  -------------  -------------  --------------
       Total revenues                                         103,304         53,403        271,648         154,424
                                                       --------------  -------------  -------------  --------------

Costs and expenses:
    Cost of products sold                                      26,501           -            59,433           -
    Operating costs                                            34,082         23,396         91,845          67,333
    Depreciation and amortization                              10,302          5,624         27,408          17,326
    General and administrative                                  4,549          2,307         14,111           7,483
                                                       --------------  -------------  -------------  --------------

       Total costs and expenses                                75,434         31,327        192,797          92,142
                                                       --------------  -------------  -------------  --------------

Operating income                                               27,870         22,076         78,851          62,282

Interest and other income                                         233            122            414           4,218
Interest expense                                               (7,202)        (3,380)       (20,132)        (12,144)
                                                       --------------  -------------  -------------  --------------
Income before income taxes
    and extraordinary item                                     20,901         18,818         59,133          54,356
Income tax provision                                           (1,410)          (295)        (2,981)           (602)
                                                       --------------  -------------  -------------  --------------

Income before extraordinary item                               19,491         18,523         56,152          53,754
Extraordinary item - loss on debt
    extinguishment, net of income taxes                         -               -            (2,112)         (5,815)
                                                       --------------  -------------  -------------  --------------
       Net income                                      $       19,491  $      18,523  $      54,040  $       47,939
                                                       ==============  =============  =============  ==============



                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,             December 31,
                                                                                2002                     2001
                                                                           -------------            ---------------
                                                                             (Unaudited)
         ASSETS
Current assets:
     Cash and cash equivalents                                             $      27,399             $        7,903
     Accounts receivable                                                          36,884                     24,005
     Prepaid expenses and other                                                   10,441                      2,721
                                                                           -------------             --------------
         Total current assets                                                     74,724                     34,629
                                                                           -------------             --------------

Property and equipment                                                         1,028,375                    639,084
Less accumulated depreciation                                                    184,904                    157,810
                                                                           -------------             --------------
     Net property and equipment                                                  843,471                    481,274
                                                                           -------------             --------------

Investment in affiliates                                                          23,343                     22,252

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                          12,294                     10,216
                                                                           -------------              -------------
                                                                           $     953,832             $      548,371
                                                                           =============             ==============

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $      17,415             $        6,541
    Accrued expenses                                                              44,265                     19,101
    Accrued distributions payable                                                 19,840                     16,263
    Payable to general partner                                                     4,711                      4,701
                                                                           -------------             --------------
         Total current liabilities                                                86,231                     46,606
                                                                           -------------             --------------

Long-term debt                                                                   518,353                    262,624

Other liabilities and deferred taxes                                              28,367                     18,614

Commitments and contingencies

Partners' capital                                                                320,881                    220,527
                                                                           -------------             --------------
                                                                           $     953,832             $      548,371
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                2002                      2001
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      54,040             $       47,939
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              27,408                     17,326
       Equity in earnings of affiliates, net of distributions                     (1,331)                       581
       Deferred income taxes                                                       2,323                        602
       Extraordinary item                                                          2,112                      5,815
       Changes in working capital components                                     (13,710)                     8,060
                                                                           -------------             --------------
         Net cash provided by operating activities                                70,842                     80,323
                                                                           -------------             --------------

Investing activities:
   Acquisitions, net of cash acquired                                           (225,406)                  (106,810)
   Capital expenditures                                                          (21,929)                    (9,589)
   Proceeds from sale of assets                                                     -                         2,807
   Other, net                                                                       (529)                      (646)
                                                                           -------------             --------------
         Net cash used in investing activities                                  (247,864)                  (114,238)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                              496,087                    257,500
   Payment of debt                                                              (353,759)                  (171,082)
   Distributions                                                                 (54,600)                   (45,893)
   Net proceeds from issuance of units by KPP                                    108,790                      -
                                                                           -------------             --------------
         Net cash provided by financing activities                               196,518                     40,525
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             19,496                      6,610
Cash and cash equivalents at beginning of period                                   7,903                      4,758
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      27,399             $       11,368
                                                                           =============             ==============

Supplemental cash flow information:
   Cash paid for interest                                                  $      20,143             $       11,229
                                                                           =============             ==============
   Non-cash investing and financing activities -
     Issuance of units by KPP for acquisition of terminals                 $        -                $       56,488
                                                                           =============             ==============




                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at September 30, 2002 and the consolidated results of their operations and cash flows for the periods ended September 30, 2002 and 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   ACQUISITIONS AND FINANCINGS

     In January of 2001, the Partnership used proceeds from its $275 million revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty which, net of income taxes, was recognized as an extraordinary expense in the first quarter of 2001.

     In January of 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Kaneb Pipe Line Partners, L.P. ("KPP") limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under the Partnership's revolving credit agreement. The acquisition was accounted for using the purchase method of accounting.

     In January of 2002, KPP, which holds a 99% interest in the Partnership, issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

     On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. Assuming the acquisition occurred on January 1, 2001, unaudited pro forma revenues, net income would have been $296.3 million and $53.0 million, respectively, for the nine months ended September 30, 2002. Unaudited pro forma revenues and net income would have been $104.5 million and $18.0 million, respectively for the three months ended September 30, 2001 and $309.6 million and $49.5 million, respectively, for the nine months ended September 30, 2001.

     In connection with the acquisition of Statia, the Partnership is in the process of finalizing and implementing a plan to integrate Statia's businesses with the Partnership's existing operations. The plan, when finalized, is expected to provide for the severance and relocation of certain administrative and operating employees and activities. Costs associated with implementation, which will be recorded in the final allocation of the Statia purchase price, will include employee severance benefits, relocation costs and lease costs. The plan is expected to be finalized and implemented by December 31, 2002. At September 30, 2002, $4.6 million was accrued for such costs.

     In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund the Partnership's September 2002 acquisition of the Australia and New Zealand terminals.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $44 million in cash, subject to adjustment based on a closing date balance sheet.

     On November 1, 2002, the Partnership acquired an approximately 2,000 mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for $140 million in cash, subject to normal post-closing adjustments. The acquisition was financed by bank debt maturing in May of 2003.

     In November of 2002, KPP issued 2,000,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $63.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the Koch pipeline acquisition.



3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Net income                                      $    19,491     $    18,523        $    54,040     $    47,939
     Foreign currency translation
        adjustment                                           317             686                950            (181)
     Unrealized loss on interest rate
        hedging transaction (note 7)                      (5,250)           -                (5,250)           -
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    14,558     $    19,209        $    49,740     $    47,758
                                                     ===========     ===========        ===========     ===========

     Accumulated other comprehensive income (loss) aggregated ($6.2) million and ($1.9) million at September 30, 2002 and December 31, 2001, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate cash distributions of $54.6 million and $45.9 million were paid to limited partner interests and general partner interests for the nine months ended September 30, 2002 and 2001, respectively.


5.   COMMITMENTS AND CONTINGENCIES

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

     Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned before 1978, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

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

     By letter  dated July 26, 2001,  the United  States  Department  of Justice
     ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects to incur future costs exceeding an additional $22 million, for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on two occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation.

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

     As a result of the rupture, purported class actions were filed against PEPCO and ST Services in federal and state court in Maryland by property and business owners alleging damages in unspecified amounts under various theories, including under the Oil Pollution Act ("OPA") and Maryland common law. The federal court consolidated all of the federal cases in a case styled as In re Swanson Creek Oil Spill Litigation. A settlement of the consolidated class action, and a companion state-court class action, was reached and approved by the federal judge. The settlement involved creation and funding by PEPCO and ST Services of a $2,250,000 class settlement fund, from which all participating claimants would be paid according to a court-approved formula, as well as a court-approved payment to plaintiffs' attorneys. The settlement has been consummated and the fund, to which PEPCO and ST Services contributed equal amounts, has been distributed. Participating claimants' claims have been settled and dismissed with prejudice. A number of class members elected not to participate in the settlement, i.e., to "opt out," thereby preserving their claims against PEPCO and ST Services. Those electing not to participate in the settlement include 23 plaintiffs in a lawsuit in Maryland state court who allege damage to their property from the oil spill, two individuals who have filed separate lawsuits alleging damage to their property from the oil spill, as well as a small number of other individuals who have not filed lawsuits and whose intentions are currently unknown to ST Services. ST Services' insurance carrier has assumed the defense of the continuing actions and ST Services believes that the carrier would assume the defense of any new litigation by a non-participant in the settlement, should any such litigation be commenced. While the Partnership cannot predict the amount, if any, of any liability it may have in the continuing actions or in other potential suits relating to this matter, it believes that the current and potential plaintiffs' claims will be covered by insurance and therefore these actions will not have a material adverse effect on its financial condition.

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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. ST Services does not anticipate any further hearings on the subject and is still awaiting the DOT's ruling.

     By letter dated January 4, 2002, the Attorney General's Office for the State of Maryland advised ST Services that it intended to seek penalties from ST Services in connection with the April 7, 2000 spill. The State of Maryland subsequently asserted that it would seek penalties against ST Services and PEPCO totaling up to $12 million. A settlement of this claim has been reached in principle under which ST Services' insurer will pay a total of slightly more than $1 million in installments over a five year period. PEPCO has also reached a settlement of these claims with the State of Maryland. Accordingly, the Partnership believes that this matter will not have a material adverse effect on its financial condition.

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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    20,998     $    20,195        $    57,946     $    55,155
       Terminaling operations                             54,186          33,208            150,000          99,269
       Product sales operations                           28,120            -                63,702            -
                                                     -----------     -----------        -----------     -----------
                                                     $   103,304     $    53,403        $   271,648     $   154,424
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $     9,487     $     9,827        $    27,421     $    26,640
       Terminaling operations                             18,478          12,249             50,962          35,642
       Product sales operations                              (95)           -                   468            -
                                                     -----------     -----------        -----------     -----------
         Operating income                                 27,870          22,076             78,851          62,282
       Interest and other income                             233             122                414           4,218
       Interest expense                                   (7,202)         (3,380)           (20,132)        (12,144)
                                                     -----------     -----------        -----------     -----------
         Income before income taxes
           and extraordinary item                    $    20,901     $    18,818        $    59,133     $    54,356
                                                     ===========     ===========        ===========     ===========

                                                                                  September 30,      December 31,
                                                                                     2002                2001
                                                                                ---------------    ----------------
                                                                                          (in thousands)
     Total assets:
        Pipeline operations                                                     $       112,564    $        105,156
        Terminaling operations                                                          830,413             443,215
        Product sales operations                                                         10,855                -
                                                                                ---------------    ----------------
                                                                                $       953,832    $        548,371
                                                                                ===============    ================


7.   DERIVATIVE INSTRUMENTS

     In August of 2000, the Partnership filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. At September 30, 2002, $250 million remained available for issuance under the shelf registration statement. In September of 2002, the Partnership entered into a Treasury Lock Contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The Treasury Lock Contract called for a net cash settlement on the maturity date, based on the difference between the contract's fixed interest rate and the applicable US Treasury yield on maturity. As the Treasury Lock Contract qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, unrealized gains and losses for the applicable reporting period are recorded in other comprehensive income, along with an asset or liability in the same amount, based on the fair value of the contract. Upon completion of the anticipated public debt offering, the gain or loss realized on the Treasury Lock Contract at settlement date would be recognized as a component of interest expense over the life of the public debt instrument. At September 30, 2002, the Partnership had an unrealized loss of approximately $5.3 million, which was recognized in other comprehensive income in the third quarter of 2002.

     In October of 2002, the Partnership, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the Treasury Lock Contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, which will be recognized as a component of net income for the fourth quarter of 2002.


8.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of September 30, 2002, the Partnership had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Partnership in the second quarter of 2002, the Partnership determined that the implied fair value of its goodwill exceeded carrying value, and therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Partnership for the three and nine months ended September 30, 2001 was not material.

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

     Operating Results:

     Pipeline Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    20,998     $    20,195        $    57,946     $    55,155
     Operating costs                                       9,511           8,448             23,602          22,356
     Depreciation and amortization                         1,385           1,324              4,132           3,937
     General and administrative                              615             596              2,791           2,222
                                                     -----------     -----------        -----------     -----------

         Operating income                            $     9,487     $     9,827        $    27,421     $    26,640
                                                     ===========     ===========        ===========     ===========


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month periods ended September 30, 2002, revenues increased by 4% and 5%, respectively, compared to the same 2001 periods, due to higher per barrel rates realized on volumes shipped. Barrel miles totaled 5.0 billion for each of the three month periods ended September 30, 2002 and 2001, respectively, and 13.7 billion and 13.9 billion for the nine months ended September 30, 2002 and 2001, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.1 million and $1.2 million for the three and nine month periods ended September 30, 2002, respectively, when compared to 2001, due primarily to expenditures for routine repairs and maintenance. General and administrative costs, which include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs, remained relatively flat for the three month period ended September 30, 2002, and increased by $0.6 million for the nine months ended September 30, 2002, due primarily to first quarter 2002 increases in professional services and personnel related costs.

     Terminaling Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    54,186     $    33,208        $   150,000     $    99,269
     Operating costs                                      23,445          14,948             65,833          44,977
     Depreciation and amortization                         8,728           4,300             22,813          13,389
     General and administrative                            3,535           1,711             10,392           5,261
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    18,478     $    12,249        $    50,962     $    35,642
                                                     ===========     ===========        ===========     ===========

     Terminaling revenues increased by $21.0 million and $50.7 million, respectively, for the three and nine month periods ended September 30, 2002, compared to the same 2001 periods, due to the Statia acquisition (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Average annual tankage utilized for the three and nine month periods ended September 30, 2002 increased to 47.8 million and 45.3 million barrels, respectively, up from 30.0 million and 30.1 million barrels, respectively, for the comparable prior year periods. For the three and nine month periods ended September 30, 2002, average annualized revenues per barrel of tankage utilized increased to $4.50 and $4.43 per barrel, respectively, compared to $4.40 and $4.42 per barrel, respectively, for the same prior year periods.

     For the three and nine month periods ended September 30, 2002, operating costs increased by $8.5 million and $20.9 million, respectively, when compared to the same 2001 periods, the result of the Statia acquisition and increases in volumes stored. General and administrative costs for the three and nine month periods ended September 30, 2002, increased by $1.8 million and $5.1 million, respectively, when compared to the same 2001 periods, due to the Statia acquisition and overall increases in personnel costs.


     Product Sales Operations

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2002           2001                2002           2001
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    28,120     $      -           $    63,702     $      -
     Cost of products sold                                26,501            -                59,433            -
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     1,619     $      -           $     4,269     $      -
                                                     ===========     ===========        ===========     ===========
     Operating income (loss)                         $       (95)    $      -           $       468     $      -
                                                     ===========     ===========        ===========     ===========


     The product sales business, which was acquired with Statia on February 28, 2002, delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the three months ended September 30, 2002, product sales revenues, gross margin and operating loss were $28.1 million, $1.6 million and $0.1 million, respectively. For the nine months ended September 30, 2002, product sales revenues, gross margin and operating income were $63.7 million, $4.3 million and $0.5 million, respectively.

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

     Interest Expense

     For the three and nine months ended September 30, 2002, interest expense increased by $3.8 million and $8.0 million, respectively, compared to the same 2001 periods, due to increases in debt resulting from the Statia acquisition, partially offset by overall declines in variable interest rates.

     Income Tax Provision

     Income tax provision for the three and nine months ended September 30, 2002 includes $0.9 million and $1.7 million, respectively, in income tax expense relating to separate taxable wholly-owned corporate subsidiaries acquired with Statia.

     Liquidity and Capital Resources

     During the first nine months of 2002, the Partnership's working capital requirements for operations, capital expenditures (excluding acquisitions) and cash distributions were funded through the use of internally generated funds.

     Cash provided by operations was $70.8 million and $80.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by operations for the nine months ended September 30, 2002, compared to the same 2001 period, was due to changes in working capital components resulting from the timing of cash receipts and disbursements. Capital expenditures (excluding acquisitions) were $21.9 million for the nine months ended September 30, 2002, compared to $9.6 million during the same 2001 period. The increase in 2002 capital expenditures, when compared to 2001, is the result of higher than normal 2002 maintenance capital expenditures in both the pipeline and terminaling businesses and maintenance capital expenditures related to the acquired Statia operations.

     The Partnership has a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains certain financial and operational covenants, including limitations on investments, sales of assets and transactions with affiliates, and, absent an event of default, the covenants do not restrict distributions to unitholders. At September 30, 2002, $243.0 million was drawn on the facility, at an interest rate of 3.12%.

     In January of 2001, the Partnership used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty which, net of income taxes, was recognized as an extraordinary expense in the first quarter of 2001.

     In January of 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 Kaneb Pipe Line Partners, L.P. ("KPP") limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied by the Partnership's revolving credit agreement.

     In January of 2002, the KPP, which holds a 99% interest in the Partnership, issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia").

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

     In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million was recognized as an extraordinary expense in the second quarter of 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund the Partnership's September 2002 acquisition of the Australia and New Zealand terminals.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $44 million in cash, subject to adjustment based on a closing date balance sheet.

     On November 1, 2002, the Partnership acquired an approximately 2,000 mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for $140 million in cash, subject to normal post-closing adjustments. The acquisition was financed by bank debt maturing in May of 2003.

     In November of 2002, KPP issued 2,000,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $63.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the Koch pipeline acquisition.

     In August of 2000, the Partnership filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. At September 30, 2002, $250 million remained available for issuance under the shelf registration statement. In September of 2002, the Partnership entered into a Treasury Lock Contract, maturing on November 4, 2002, for the purpose of locking in the US Treasury interest rate component on $150 million of anticipated thirty-year public debt offerings. The Treasury Lock Contract called for a net cash settlement on the maturity date, based on the difference between the contract's fixed interest rate and the applicable US Treasury yield on maturity. As the Treasury Lock Contract qualified as a cash flow hedging instrument under SFAS No. 133, unrealized gains and losses for the applicable reporting period are recorded in other comprehensive income, along with an asset or liability in the same amount, based on the fair value of the contract. Upon completion of the anticipated public debt offering, the gain or loss realized on the Treasury Lock Contract at settlement date would be recognized as a component of interest expense over the life of the public debt instrument. At September 30, 2002, the Partnership had an unrealized loss of approximately $5.3 million, which was recognized in other comprehensive income in the third quarter of 2002. In October of 2002, the Partnership, due to various market factors, elected to defer issuance of the public debt securities, effectively eliminating the cash flow hedging designation for the Treasury Lock Contract. On October 29, 2002, the contract was settled resulting in a net realized gain of $3.0 million, which will be recognized as a component of net income in the fourth quarter of 2002.

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate cash distributions of $54.6 million and $45.9 million were paid to limited partner interests and general partner interests for the nine months ended September 30, 2002 and 2001, respectively.

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

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, which must be adopted by the first quarter of 2003, early extinguishment of debt is now considered a risk management strategy, with resulting gains and losses no longer classified an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Upon adoption, companies must reclassify prior items that do not meet the new extraordinary item classification criteria as a component of operating income. Had the provisions of SFAS No. 145 been applied at September 30, 2002, the extraordinary items (before minority interest and income taxes) recorded for the nine month periods ended September 30, 2002 and 2001, respectively, would be reclassified as components of operating income. Adoption of SFAS No. 145 will have no effect on the net income of the Partnership.

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

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios. The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $243.0 million at September 30, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $2.4 million.

Information regarding the Partnership's September 2002 interest rate hedging transaction is included in Liquidity and Capital Resources.


Item 4. Controls and Procedures

In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Act of 1934 (the "Exchange Act"). While the Partnership believes that its disclosure controls and procedures have been effective to accomplish these objectives, the Partnership intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

The principal executive officer and the principal financial officer of Kaneb Pipe Line Company LLC, the general partner, have informed the Partnership that, based upon their evaluation within 90 days of the date of this filing of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in the Partnership's internal controls or in the other factors known to the Partnership that could significantly affect these controls subsequent to their evaluation, nor have any corrective actions with regard to significant deficiencies and material weaknesses been necessary.


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

          10.2 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and the Partnership, dated February 19, 1995, filed as
               Exhibit 10.1 of the exhibits to the KPP's March 1995 Form 8-K, which exhibit is hereby incorporated by reference.

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

          10.4 Formation and Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as exhibit 10.9 to the KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

          10.5 Agreement, between and among, GATX Terminals Limited, ST Services, Ltd., ST Eastham, Ltd., GATX Terminals Corporation, Support Terminals Operating Partnership, L.P. and Kaneb Pipe Line Partners, L.P., dated January 26, 1999, filed as Exhibit 10.10 to the KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

          10.6 Credit Agreement, between and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to the KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

          10.7 Revolving Credit Agreement, dated as of December 28, 2000 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.7 to the KPP's Form 10-K for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

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

         10.11 Asset Purchase and Sale Agreement, dated as of September 17, 2002, by and between Koch Pipeline Company, L.P., Koch Fertilizer Storage and Terminal Company and Kaneb Pipe Line Operating Partnership, L.P., filed as Exhibit 10.2 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.12 First Amendment to Asset Purchase and Sale Agreement, dated as of October 31, 2002, by and between Koch Pipeline Company, L.P., Koch Fertilizer Storage and Terminal Company and Kaneb Pipe Line Operating Partnership, L.P., filed as Exhibit 10.3 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.13 Bridge Loan Agreement, dated as of November 1, 2002, by and between Kaneb Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders and SunTrust Bank as Administrative Agent, filed as Exhibit 10.4 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.14 Subsidiary Guaranty Agreement, dated as of November 1, 2002, among each of the Subsidiaries, Kaneb Pipe Line Operating Partnership, L.P. and SunTrust Bank, filed as Exhibit 10.5 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.15 Amendment No. 1 to Revolving Credit Agreement, dated as of July 31, 2002, by and between Kaneb Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders and SunTrust Bank as Administrative Agent, filed as Exhibit 10.6 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

         10.16 Amendment No. 2 to Revolving Credit Agreement, dated as of October 31, 2002, by and between Kaneb Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., the Lenders and SunTrust Bank as Administrative Agent, filed as Exhibit 10.7 to the exhibits to Registrant's Current Report on Form 8-K, dated November 1, 2002, and incorporated herein by reference.

     (b)  Reports on Form 8-K

          None.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                     KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
                                     (Registrant)

                                     By  KANEB PIPE LINE COMPANY LLC
                                     --------------------------------
                                     (Managing General Partner)


Date:  November 14, 2002                      //s//
                                     ---------------------------------------
                                     Howard C. Wadsworth
                                     Vice President, Treasurer and Secretary

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Edward D. Doherty, Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Operating Partnership, L.P. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kaneb Pipe Line Operating Partnership, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

     d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e) Disclosed to the registrant's auditors and the audit committee of the board of directors:

          (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.

Date:   November 14, 2002



                                                    //s//
                                         ---------------------------------------
                                         Edward D. Doherty
                                         Chairman of the Board
                                         (Chief Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Operating Partnership, L.P. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kaneb Pipe Line Operating Partnership, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

     d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e) Disclosed to the registrant's auditors and the audit committee of the board of directors:

          (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.


Date: November 14, 2002


                                                    //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership") hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:   November 14, 2002



                                                    //s//
                                         ---------------------------------------
                                         Edward D. Doherty
                                         Chairman of the Board
                                         (Chief Executive Officer)

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership") hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: November 14, 2002


                                                    //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)