Form 10-Q
period 2003-03-31
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2003-05-15
CIK 1122667

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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


FORM 10-Q
QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------

                                                                                                         Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2003 and 2002                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2003
                      and December 31, 2002                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2003 and 2002                                                   3

                  Notes to Consolidated Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         13

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 19

Item 4.           Controls and Procedures                                                                   19

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          20


KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     86,694   $      59,088
    Products                                                                                 54,063           8,554
                                                                                       ------------   -------------
        Total revenues                                                                      140,757          67,642
                                                                                       ------------   -------------
Costs and expenses:
    Cost of products sold                                                                    47,886           7,829
    Operating costs                                                                          40,458          25,139
    Depreciation and amortization                                                            13,022           7,113
    General and administrative                                                                5,793           4,336
                                                                                       ------------   -------------
        Total costs and expenses                                                            107,159          44,417
                                                                                       ------------   -------------
Operating income                                                                             33,598          23,225
Interest and other income                                                                        88              71
Interest expense                                                                             (8,615)         (5,277)
Loss on debt extinguishment                                                                     -              (155)
                                                                                       ------------   -------------
Income before income taxes and cumulative effect
    of change in accounting principle                                                        25,071          17,864
Income tax expense                                                                           (1,429)           (448)
                                                                                       ------------   -------------
Income before cumulative effect of change in accounting
    principle                                                                                23,642          17,416
Cumulative effect of change in accounting principle - adoption
    of new accounting standard for asset retirement obligations                              (1,593)           -
                                                                                       ------------   -------------
        Net income                                                                     $     22,049   $      17,416
                                                                                       ============   =============



                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2003                    2002
                                                                         -----------------       ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        32,339       $        22,028
    Accounts receivable                                                             53,077                48,926
    Inventories                                                                      5,783                 4,922
    Prepaid expenses and other                                                      11,019                 8,498
                                                                           ---------------       ---------------
        Total current assets                                                       102,218                84,374
                                                                           ---------------       ---------------

Property and equipment                                                           1,306,798             1,288,762
Less accumulated depreciation                                                      209,581               196,570
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,097,217             1,092,192
                                                                           ---------------       ---------------

Investment in affiliates                                                            25,901                25,604

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                            13,034                13,240
                                                                           ---------------       ---------------
                                                                           $     1,238,370       $     1,215,410
                                                                           ===============       ===============


                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current portion of long-term debt                                      $        25,843       $          -
    Accounts payable                                                                22,824                22,064
    Accrued expenses                                                                32,416                32,937
    Accrued distributions payable                                                   25,130                21,639
    Accrued interest payable                                                         3,040                 7,896
    Deferred terminaling fees                                                        6,693                 6,246
    Payable to general partner                                                       4,647                 5,403
                                                                           ---------------       ---------------
        Total current liabilities                                                  120,593                96,185
                                                                           ---------------       ---------------

Long-term debt                                                                     577,000               694,330

Other liabilities and deferred taxes                                                38,668                31,581

Commitments and contingencies

Partners' capital                                                                  502,109               393,314
                                                                           ---------------       ---------------
                                                                           $     1,238,370       $     1,215,410
                                                                           ===============       ===============



                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                       ------------   -------------

Operating activities:
    Net income                                                                         $     22,049   $      17,416
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                                     13,022           7,113
           Equity in earnings of affiliates, net of distributions                              (297)             10
           Deferred income taxes                                                              1,049             374
           Cumulative effect of change in accounting principle                                1,593            -
           Changes in working capital components                                             (7,273)         (7,020)
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     30,143          17,893
                                                                                       ------------   -------------

Investing activities:
    Acquisitions, net of cash acquired                                                         -           (177,692)
    Capital expenditures                                                                    (11,734)         (5,164)
    Other                                                                                      (229)           (127)
                                                                                       ------------   -------------
               Net cash used in investing activities                                        (11,963)       (182,983)
                                                                                       ------------   -------------

Financing activities:
    Issuance of debt                                                                         14,000         388,375
    Payments of debt                                                                       (105,000)       (245,148)
    Distributions                                                                           (21,639)        (16,263)
    Net proceeds from issuance of units by KPP                                              104,770          49,650
                                                                                       ------------   -------------
               Net cash provided by (used in) financing activities                           (7,869)        176,614
                                                                                       ------------   -------------

Increase in cash and cash equivalents                                                        10,311          11,524
Cash and cash equivalents at beginning of period                                             22,028           7,903
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     32,339   $      19,427
                                                                                       ============   =============
Supplemental cash flow information:
    Cash paid for interest                                                             $     13,280   $       2,254
                                                                                       ============   =============




                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 2003 and the consolidated results of their operations and cash flows for the periods ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.   ACQUISITIONS AND FINANCINGS

     In January of 2002, Kaneb Pipe Line Partners, L.P. ("KPP"), which holds a 99% interest in the Partnership, issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of indebtedness outstanding under the Partnership's revolving credit agreement.

     On February 28, 2002, the Partnership acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from its February 2002 public debt offering. In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Assuming the acquisition occurred on January 1, 2002, unaudited pro forma revenues and net income would have been $92.3 million and $16.4 million, respectively, for the three months ended March 31, 2002.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund its September 2002 acquisition of the Australia and New Zealand terminals.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At March 31, 2003, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At March 31, 2003, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the fertilizer pipeline acquisition.

     On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At March 31, 2003, the final valuation of the acquired assets and liabilities has not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     On April 24, 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, do not restrict distributions to partners. Proceeds from the initial draw on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                        (in thousands)
     Net income                                                                 $      22,049      $       17,416
     Other comprehensive income (loss)
        - foreign currency translation adjustment                                       2,820                (411)
                                                                                -------------      --------------
     Comprehensive income                                                       $      24,869      $       17,005
                                                                                =============      ==============

     Accumulated other comprehensive income aggregated $4.2 million and $1.4 million at March 31, 2003 and December 31, 2002, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to holders of limited partner and general partner interests. Aggregate cash distributions of $25.1 million and $18.5 million were declared with respect to limited partner and general partner interests for the three month periods ended March 31, 2003 and 2002, respectively.


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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)

    Business segment revenues:
        Pipeline operations                                                     $      28,008      $      17,626
        Terminaling operations                                                         58,686             41,462
        Product sales operations                                                       54,063              8,554
                                                                                -------------      -------------
                                                                                $     140,757      $      67,642
                                                                                =============      =============

     Business segment profit:
        Pipeline operations                                                     $      11,977      $       8,451
        Terminaling operations                                                         18,040             14,636
        Product sales operations                                                        3,581                138
                                                                                -------------      -------------
            Operating income                                                           33,598             23,225
        Interest and other income                                                          88                 71
        Interest expense                                                               (8,615)            (5,277)
        Loss on debt extinguishment                                                      -                  (155)
                                                                                -------------      -------------

            Income before income taxes and cumulative
               effect of change in accounting principle                         $      25,071      $      17,864
                                                                                =============      =============

                                                                                  March 31,         December 31,
                                                                                    2003                2002
                                                                                -------------      -------------
                                                                                         (in thousands)

     Total assets:
        Pipeline operations                                                     $     355,762      $     352,657
        Terminaling operations                                                        836,361            844,321
        Product sales                                                                  46,247             18,432
                                                                                -------------      -------------
                                                                                $   1,238,370      $   1,215,410
                                                                                =============      =============

7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $6.7 million and recognized a cumulative effect of change in accounting principle of $1.6 million, for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. At March 31, 2003, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of adopting SFAS No. 143 was not material to the results of operations of the Partnership for the three month periods ended March 31, 2003 and 2002, respectively.

     Effective January 1, 2003 the Partnership adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Partnership.

     The Partnership has adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The initial application of this interpretation had no effect on the consolidated financial statements of the Partnership.

     The Partnership has adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. The initial application of this interpretation had no effect on the consolidated financial statements of the Partnership.

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

     Operating Results:

     Pipeline Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      28,008      $       17,626
     Operating costs                                                                   11,241               6,476
     Depreciation and amortization                                                      3,497               1,373
     General and administrative                                                         1,293               1,326
                                                                                -------------      --------------
        Operating income                                                        $      11,977      $        8,451
                                                                                =============      ==============


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three months ended March 31, 2003, revenues increased by $10.4 million, or 59%, compared to the same 2002 period, due to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Because tariff rates are regulated, the pipelines compete primarily on the basis of quality of services, including delivering products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 5.4 billion for the three months ended March 31, 2003, compared to 4.2 billion for the three months ended March 31, 2002.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $4.8 million for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002, due to the pipeline acquisitions and increases in power and fuel costs. For the three months ended March 31, 2003, depreciation and amortization increased by $2.1 million, when compared to the same 2002 period, due primarily to the pipeline acquisitions. General and administrative costs include managerial, accounting, and administrative personnel costs, office rental and expense, legal and professional costs and other non-operating costs.


     Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $      58,686      $       41,462
     Operating costs                                                                   27,277              18,318
     Depreciation and amortization                                                      9,244               5,673
     General and administrative                                                         4,125               2,835
                                                                                -------------      --------------
        Operating income                                                        $      18,040      $       14,636
                                                                                =============      ==============


     Terminaling revenues for the three month period ended March 31, 2003 increased by $17.2 million, or 42%, when compared to the same 2002 period, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in utilization at existing locations. Approximately $15.4 million of the revenue increase was a result of the terminal acquisitions. Average annual tankage utilized for the three months ended March 31, 2003 increased to 47.4 million barrels, up from 39.0 million barrels for the three months ended March 31, 2002. For the three months ended March 31, 2003, average annualized revenues per barrel of tankage utilized increased to $5.02 per barrel, compared to $4.32 per barrel for the three months ended March 31, 2002, due to changes in product mix resulting from the terminal acquisitions and more favorable domestic market conditions.

     For the three month period ended March 31, 2003, operating costs increased by $9.0 million, when compared to the same 2002 period, the result of the terminal acquisitions and increases in volumes stored at existing locations. For the three months ended March 31, 2003, depreciation and amortization increased by $3.6 million, when compared to the same 2002 period, due primarily to the terminal acquisitions. General and administrative costs for the three month period ended March 31, 2003, increased by $1.3 million, when compared to the same 2002 period, also a result of the terminal acquisitions.


     Product Sales

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $      54,063      $        8,554
     Cost of products sold                                                             47,886               7,829
                                                                                -------------      --------------
     Gross margin                                                               $       6,177      $          725
                                                                                =============      ==============
     Operating income                                                           $       3,581      $          138
                                                                                =============      ==============

     The product sales business, which was acquired with Statia (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the three months ended March 31, 2003, product sales revenues, gross margin and operating income increased by $45.5 million, $5.5 million and $3.4 million, respectively, when compared to the same 2002 period. The results of operations for the comparative 2002 period includes the operations of the product sales business since the date of acquisition, February 28, 2002.

     Product  inventories  are maintained at minimum  levels to meet  customers'
     needs;  however,   market  prices  for  petroleum  products  can  fluctuate
     significantly in short periods of time.

     Interest Expense

     For the three months ended March 31, 2003, interest expense increased by $3.3 million, compared to the same 2002 period, due to increases in debt resulting from the 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

     Income Taxes

     Certain operations are conducted through separate taxable wholly-owned corporate subsidiaries. The income tax expense for these subsidiaries for the three months ended March 31, 2003 and 2002 was $1.4 million and $0.4 million, respectively.


     Liquidity and Capital Resources

     Cash provided by operations was $30.1 million and $17.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash provided by operations for the three months ended March 31, 2003, compared to the same 2002 period, was due to the 2002 pipeline and terminal acquisitions, partially offset by changes in working capital components resulting from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures but excluding acquisitions, were $11.7 million for the three months ended March 31, 2003, compared to $5.2 million during the same 2002 period. The increase in capital expenditures for the three months ended March 31, 2003, when compared to the same 2002 period, is the result planned maintenance and expansion capital expenditures related to the pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. The Partnership anticipates that capital expenditures
     (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million in 2003. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to holders of limited partner and general partner interests. Aggregate cash distributions of $25.1 million and $18.5 million were declared with respect to limited partner and general partner interests for the three month periods ended March 31, 2003 and 2002, respectively.

     The Partnership expects to fund future cash distributions and maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future debt offerings or public equity offerings by Kaneb Pipe Line Partners, L.P. ("KPP"), which holds a 99% interest in the Partnership.

     On April 24, 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, do not restrict distributions to partners. Proceeds from the initial draw on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement.

     The Partnership had a credit agreement with a group of banks that, as amended, provided for $275 million unsecured revolving credit facility through January 2, 2004. At March 31, 2003, $257.0 million was drawn on the facility, at an average annual interest rate of 2.07%. The credit agreement was repaid in April of 2003 with proceeds from the Partnership's new $400 million credit agreement.

     On December 24, 2002, the Partnership entered into a $175 million unsecured bridge loan agreement with a bank in connection with its 2002 pipeline acquisitions. The bridge loan agreement, as amended, was scheduled to expire in January of 2004. At March 31, 2003, $70.0 million was outstanding on the bridge agreement, at an average annual interest rate of 2.84%. The bridge loan was repaid in April of 2003 with proceeds from the Partnership's new $400 million credit agreement.

     In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce the amount of
     indebtedness   outstanding   under  the   Partnership's   revolving  credit
     agreement.

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At March 31, 2003, the Partnership was in compliance with all covenants.

     On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from its February 2002 public debt offering. In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility.

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund its September 2002 acquisition of the Australia and New Zealand terminals.

     On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash.

     On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by bank debt.

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the fertilizer pipeline acquisition.

     On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with bank debt.

     In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     Additional information relative to sources and uses of cash is presented in the financial statements included in this report.

     Information regarding the Partnership's Critical Accounting Policies is included in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios and fluctuations of petroleum product prices on inventories held for resale.

The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $327 million at March 31, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $3.3 million.

The product sales business periodically purchases refined petroleum products for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blendstocks for customers. Such petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets. Increases or decreases in the market value of inventory are reflected in the product sales operations cost of products sold.

Item 4. Controls and Procedures.

Included in its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While management believes that the Partnership's existing disclosure controls and procedures have been effective to accomplish these objectives, it intends to continue to examine, refine and formalize the Partnership's disclosure controls and procedures and to monitor ongoing developments in this area.

Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and Rule 15d-14(c)) as of a date within 90 days before the filing date of this Report, have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

There have been no changes in the Partnership's internal controls or in other factors known to management that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Partnership's internal controls. As a result, no corrective actions were required or undertaken.

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------


                           Part II - Other Information


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

         10.11 Revolving Credit Agreement, dated as of April 24, 2003 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed herewith.

          99.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 14, 2003, filed herewith.

          99.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 14, 2003, filed herewith.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed January 8, 2003

          Current Report on Form 8-K, filed March 18, 2003

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                       KANEB PIPE LINE OPERATING
                                       PARTNERSHIP, L.P.
                                       (Registrant)

                                       By  KANEB PIPE LINE COMPANY LLC
                                           (General Partner)


Date:   May 15, 2003                        //s//
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Vice President, Treasurer and Secretary

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Edward D. Doherty, Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Operating Partnership, L.P. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kaneb Pipe Line Operating Partnership, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003

                                              //s//
                                        ----------------------------------------
                                        Edward D. Doherty
                                        Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner for Kaneb Pipe Line Operating Partnership, L.P. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kaneb Pipe Line Operating Partnership, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003

                                              //s//
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Chief Financial Officer