Form 10-Q
period 2003-09-30
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2003-11-13
CIK 1122667

--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                                                 Page No.
                           Part I. Financial Information
Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three and Nine Months Ended
                      September 30, 2003 and 2002                                                    1

                  Condensed Consolidated Balance Sheets - September 30, 2003
                      and December 31, 2002                                                          2

                  Condensed Consolidated Statements of Cash Flows - Nine
                      Months Ended September 30, 2003 and 2002                                       3

                  Notes to Consolidated Financial Statements                                         4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                  15

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                          22

Item 4.           Controls and Procedures                                                            22

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                   23


KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2003           2002            2003           2002
                                                       --------------  -------------  -------------  --------------
Revenues:
    Services                                           $       89,539  $      75,184  $     265,694  $      207,946
    Products                                                   50,865         28,120        162,415          63,702
                                                       --------------  -------------   ------------  --------------
       Total revenues                                         140,404        103,304        428,109         271,648
                                                       --------------  -------------   ------------  --------------
Costs and expenses:
    Cost of products sold                                      46,835         26,501        146,035          59,433
    Operating costs                                            42,366         34,082        126,339          91,845
    Depreciation and amortization                              13,188         10,302         39,814          27,408
    General and administrative                                  5,999          4,549         17,266          14,111
                                                       --------------  -------------  -------------  --------------
       Total costs and expenses                               108,388         75,434        329,454         192,797
                                                       --------------  -------------  -------------  --------------

Operating income                                               32,016         27,870         98,655          78,851
Interest and other income                                          43            233            132             414
Interest expense                                              (10,660)        (7,202)       (28,178)        (20,132)
Loss on debt extinguishment                                     -               -              -             (2,112)
                                                       --------------  -------------  -------------  --------------
Income before income taxes and cumulative
    effect of change in accounting principle                   21,399         20,901         70,609          57,021
Income tax expense                                             (1,076)        (1,410)        (3,815)         (2,981)
                                                       --------------  -------------  -------------  --------------
Income before cumulative effect of change
    in accounting principle                                    20,323         19,491         66,794          54,040

Cumulative effect of change in accounting
    principle - adoption of new accounting
    standard for asset retirement obligations                   -               -            (1,593)          -
                                                       --------------  -------------  -------------  --------------
       Net income                                      $       20,323  $      19,491  $      65,201  $       54,040
                                                       ==============  =============  =============  ==============


                 See notes to consolidated financial statements.
                                        1

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,             December 31,
                                                                                2003                      2002
                                                                           -------------            ---------------
                                                                             (Unaudited)
         ASSETS
Current assets:
    Cash and cash equivalents                                              $      41,407             $       22,028
    Accounts receivable                                                           51,104                     48,926
    Inventories                                                                    6,321                      4,922
    Prepaid expenses and other                                                     8,599                      8,498
                                                                           -------------             --------------
         Total current assets                                                    107,431                     84,374
                                                                           -------------             --------------

Property and equipment                                                         1,340,046                  1,288,762
Less accumulated depreciation                                                    233,487                    196,570
                                                                           -------------             --------------
     Net property and equipment                                                1,106,559                  1,092,192
                                                                           -------------             --------------

Investment in affiliates                                                          25,481                     25,604

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                          17,469                     13,240
                                                                           -------------             --------------
                                                                           $   1,256,940             $    1,215,410
                                                                           =============             ==============

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current portion of long-term debt                                      $      27,143             $        -
    Accounts payable                                                              21,117                     22,064
    Accrued expenses                                                              45,321                     32,937
    Accrued distributions payable                                                 26,344                     21,639
    Accrued interest payable                                                       8,601                      7,896
    Accrued terminaling fees                                                       6,735                      6,246
    Payable to general partner                                                     5,145                      5,403
                                                                           -------------             --------------
         Total current liabilities                                               140,406                     96,185
                                                                           -------------             --------------

Long-term debt, less current portion                                             579,882                    694,330

Other liabilities and deferred taxes                                              40,113                     31,581

Commitments and contingencies

Partners' capital                                                                496,539                    393,314
                                                                           -------------             --------------
                                                                           $   1,256,940             $    1,215,410
                                                                           =============             ==============


                 See notes to consolidated financial statements.
                                        2

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                2003                      2002
                                                                           -------------             --------------
Operating activities:
   Net income                                                              $      65,201             $       54,040
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              39,814                     27,408
       Equity in earnings of affiliates, net of distributions                        123                     (1,331)
       Deferred income taxes                                                       2,361                      2,323
       Cumulative effect of change in accounting principle                         1,593                      -
       Changes in working capital components                                       5,540                    (13,710)
                                                                           -------------             --------------
         Net cash provided by operating activities                               114,632                     68,730
                                                                           -------------             --------------

Investing activities:
   Acquisitions, net of cash acquired                                             (1,644)                  (225,406)
   Capital expenditures                                                          (32,053)                   (21,929)
   Other                                                                          (2,242)                      (529)
                                                                           -------------             --------------
         Net cash used in investing activities                                   (35,939)                  (247,864)
                                                                           -------------             --------------
Financing activities:
   Issuance of debt                                                              286,360                    496,087
   Payment of debt                                                              (382,831)                  (351,647)
   Distributions                                                                 (71,899)                   (54,600)
   Net proceeds from issuance of units by KPP                                    109,056                    108,790
                                                                           -------------             --------------
         Net cash provided by (used in) financing activities                     (59,314)                   198,630
                                                                           -------------             --------------

Increase in cash and cash equivalents                                             19,379                     19,496
Cash and cash equivalents at beginning of period                                  22,028                      7,903
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      41,407             $       27,399
                                                                           =============             ==============
Supplemental cash flow information:
   Cash paid for interest                                                  $      25,891             $       20,143
                                                                           =============             ==============



                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at September 30, 2003 and the consolidated results of their operations and cash flows for the periods ended September 30, 2003 and 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At September 30, 2003, the Partnership was in compliance with all covenants.

     On February 28, 2002, the Partnership acquired all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was funded by the Partnership's revolving credit agreement and proceeds from its February 2002 public debt offering. In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Assuming the acquisition occurred on January 1, 2002, unaudited pro forma revenues and net income would have been $296.3 million and $53.0 million, respectively, for the nine months ended September 30, 2002.

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

     On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was financed by bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At September 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the fertilizer pipeline acquisition.

     On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash. The acquisition was funded with bank debt. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. At September 30, 2003, the final valuation of the acquired assets and liabilities had not been completed and, accordingly, the Partnership has recorded a preliminary allocation of the purchase price based on the estimated fair value. Based on the preliminary purchase price allocation, no amounts are assigned to goodwill or to other intangible assets.

     In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     In April of 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At September 30, 2003, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At September 30, 2003, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                         Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Net income                                      $    20,323     $    19,491        $    65,201     $    54,040
     Foreign currency translation
        adjustment                                           359             317              7,308             950
     Interest rate hedging transactions                       52          (5,250)            (1,737)         (5,250)
                                                     -----------     -----------        -----------     -----------
     Comprehensive income                            $    20,734     $    14,558        $    70,772     $    49,740
                                                     ===========     ===========        ===========     ===========

     Accumulated other comprehensive income aggregated $7.0 million and $1.4 million at September 30, 2003 and December 31, 2002, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to holders of limited partner and general partner interests. Aggregate cash distributions of $71.9 million and $54.6 million were paid to the limited partner and the general partner interests for the nine month periods ended September 30, 2003 and 2002, respectively.


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

     On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other causes of action, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of the oil spill and other alleged spill-related costs, which PEPCO alleges are in excess of $75 million. Pursuant to a court-approved stipulation between ST Services and PEPCO, the District of Columbia action has been dismissed without prejudice, such that the federal case in Maryland is the operative litigation for resolution of the parties' liabilities to each other. ST Services' insurer is paying for the cost of defending PEPCO's claims against ST Services. The Partnership believes that any costs or damages resulting from this lawsuit will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, based on the advice of counsel, that the ultimate resolution of such other contingencies will not have a materially adverse effect on the financial position or results of operations of the Partnership.


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

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                        Three Months  Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Business segment revenues:
       Pipeline operations                           $    31,449     $    20,998        $    88,807     $    57,946
       Terminaling operations                             58,090          54,186            176,887         150,000
       Product sales operations                           50,865          28,120            162,415          63,702
                                                     -----------     -----------        -----------     -----------
                                                     $   140,404     $   103,304        $   428,109     $   271,648
                                                     ===========     ===========        ===========     ===========
     Business segment profit:
       Pipeline operations                           $    14,839     $     9,487        $    39,036     $    27,421
       Terminaling operations                             15,732          18,478             51,567          50,962
       Product sales operations                            1,445             (95)             8,052             468
                                                     -----------     -----------        -----------     -----------
         Operating income                                 32,016          27,870             98,655          78,851
       Interest and other income                              43             233                132             414
       Interest expense                                  (10,660)         (7,202)           (28,178)        (20,132)
       Loss on debt extinguishment                          -              -                   -             (2,112)
                                                     -----------     -----------        -----------     -----------
         Income before income taxes and
           cumulative effect of change in
           accounting principle                      $    21,399     $    20,901        $    70,609     $    57,021
                                                     ===========     ===========        ===========     ===========

                                                                                      September 30,     December 31,
                                                                                           2003            2002
                                                                                     ---------------   --------------
                                                                                              (in thousands)
     Total assets:
        Pipeline operations                                                            $     357,480   $     352,657
        Terminaling operations                                                               868,046         844,321
        Product sales operations                                                              31,414          18,432
                                                                                       -------------   -------------
                                                                                       $   1,256,940   $   1,215,410
                                                                                       =============   =============



7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Partnership adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.7 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. At September 30, 2003, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2002, was not material to the results of operations of the Partnership for the three and nine month periods ended September 30, 2003 and 2002, respectively.

     Effective January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Partnership.

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

     The Partnership has adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. The initial application of this interpretation had no effect on the consolidated financial statements of the Partnership.

     The Partnership has adopted the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The adoption of SFAS No. 149, which was effective for derivative contracts and hedging relationships entered into or modified after June 30, 2003, had no impact on the Partnership's consolidated financial statements.

     On July 1, 2003, the Partnership adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires certain financial instruments, which were previously accounted for as equity, to be classified as liabilities. The adoption of SFAS No. 150 had no effect on the consolidated financial statements of the Partnership.

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

     Operating Results:

     Pipeline Operations

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    31,449     $    20,998        $    88,807     $    57,946
     Operating costs                                      11,067           9,511             35,149          23,602
     Depreciation and amortization                         3,540           1,385             10,548           4,132
     General and administrative                            2,003             615              4,074           2,791
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    14,839     $     9,487        $    39,036     $    27,421
                                                     ===========     ===========        ===========     ===========

     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. For the three and nine month periods ended September 30, 2003, revenues increased by $10.5 million, or 50%, and $30.9 million, or 53%, respectively, compared to the same 2002 periods, due primarily to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Because tariff rates are regulated, the pipelines compete primarily on the basis of quality of services, including delivery of products at convenient locations on a timely basis to meet the needs of its customers. Barrel miles on petroleum pipelines totaled 5.4 billion and 5.0 billion for the three months ended September 30, 2003 and 2002, respectively, and 15.8 billion and 13.7 billion for the nine months ended September 30, 2003 and 2002, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.6 million and $11.5 million for the three and nine month periods ended September 30, 2003, respectively, when compared to 2002, due to the pipeline acquisitions and increases in planned maintenance. For the three and nine months ended September 30, 2003, depreciation and amortization increased by $2.2 million and $6.4 million, respectively, when compared to the same 2002 periods, due primarily to the pipeline acquisitions. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $1.4 million and $1.3 million for the three and nine month periods ended September 30, 2003, when compared to the same 2002 periods, due to the acquisitions, increases in personnel-related costs and certain reclassifications from operating expense.

     Terminaling Operations

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)

     Revenues                                        $    58,090     $    54,186        $   176,887     $   150,000
     Operating costs                                      29,338          23,445             84,673          65,833
     Depreciation and amortization                         9,433           8,728             28,533          22,813
     General and administrative                            3,587           3,535             12,114          10,392
                                                     -----------     -----------        -----------     -----------
         Operating income                            $    15,732     $    18,478        $    51,567     $    50,962
                                                     ===========     ===========        ===========     ===========

     For the three and nine month periods ended September 30, 2003, terminaling revenues increased by $3.9 million, or 7%, and $26.9 million, or 18%, respectively, when compared to the same 2002 periods, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and increases in the average price realized per barrel of tankage utilized. Average annual tankage utilized for the three and nine month periods ended September 30, 2003 was 45.9 million and 47.1 million barrels, respectively, compared to 47.8 million and 45.3 million barrels, respectively, for the same prior year periods. For the three and nine month periods ended
     September 30, 2003, average annualized revenues per barrel of tankage utilized increased to $5.02 per barrel, compared to $4.50 and $4.43 per barrel, respectively, for the same prior year periods, due primarily to changes in product mix resulting from the terminal acquisitions.

     For the three and nine month periods ended September 30, 2003, operating costs increased by $5.9 million and $18.8 million, respectively, when compared to the same 2002 periods, a result of the terminal acquisitions, repair costs associated with hurricane Isabel and increases in planned maintenance. For the three and nine months ended September 30, 2003, depreciation and amortization increased by $0.7 million and $5.7 million, respectively, when compared to the same 2002 periods, due also to the terminal acquisitions. General and administrative costs for the three and nine month periods ended September 30, 2003, increased by $0.1 million and $1.7 million, respectively, when compared to the same 2002 period, a result of the acquisitions and increases in personnel-related costs.

     Product Sales Operations

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2003           2002                2003           2002
                                                     -----------     -----------        -----------     -----------
                                                                             (in thousands)
     Revenues                                        $    50,865     $    28,120        $   162,415     $    63,702
     Cost of products sold                                46,835          26,501            146,035          59,433
                                                     -----------     -----------        -----------     -----------
     Gross margin                                    $     4,030     $     1,619        $    16,380     $     4,269
                                                     ===========     ===========        ===========     ===========
     Operating income (loss)                         $     1,445     $       (95)       $     8,052     $       468
                                                     ===========     ===========        ===========     ===========

     The product sales business, which was acquired with Statia (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests. For the three months ended September 30, 2003, product sales revenues, gross margin and operating income increased by $22.7 million, $2.4 million and $1.5 million, respectively, when compared to the same 2002 period, due to increases in both sales price and volumes sold. For the nine months ended September 30, 2003, product sales revenues, gross margin and operating income increased $98.7 million, $12.1 million and $7.6 million, respectively, when compared to the same 2002 period, also a result of increases in sales price and volumes sold. The results of operations for the comparable periods ended September 30, 2002 include the operations of the product sales business since the date of acquisition, February 28, 2002. Product inventories are maintained at minimum levels to meet customer's needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three and nine months ended September 30, 2003, interest expense increased by $3.5 million and $8.0 million, respectively, compared to the same 2002 periods, due to increases in fixed rate debt resulting from the 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

     Income Taxes

     Certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.1 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, and $3.8 million and $3.0
     million,   for  the  nine  months  ended   September  30,  2003  and  2002,
     respectively.

     Liquidity and Capital Resources

     Cash provided by operations was $114.6 million and $68.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash provided by operations for the nine months ended September 30, 2003, compared to the same 2002 period, was due primarily to the 2002 acquisitions and changes in working capital components resulting from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures but excluding acquisitions, were $32.1 million for the nine months ended September 30, 2003, compared to $21.9 million during the same 2002 period. The increase in capital expenditures for the nine months ended September 30, 2003, when compared to the same 2002 period, is the result of planned maintenance and expansion capital expenditures related to the pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. The Partnership anticipates that capital expenditures
     (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 to $45 million in 2003. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to holders of limited partner and general partner interests. Aggregate cash distributions of $71.9 million and $54.6 million were paid to the limited partner and the general partner interests for the nine month periods ended September 30, 2003 and 2002, respectively.

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

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At September 30, 2003, the Partnership was in compliance with all covenants.

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

     In April of 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to unitholders. At September 30, 2003, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At September 30, 2003, $49.2 million was outstanding under the new credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to unitholders. At September 30, 2003, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

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

The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $79.9 million at September 30, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $0.8 million.

The product sales business purchases refined petroleum products for resale as bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.


Item 4. Controls and Procedures.

Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating as of September 30, 2003, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed August 1, 2003

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

                                        KANEB PIPE LINE OPERATING
                                        PARTNERSHIP, L.P.
                                        (Registrant)
                                        By  KANEB PIPE LINE COMPANY LLC
                                           (Managing General Partner)



Date:  November 13, 2003                       //s//
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary

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

Date:   November 13, 2003


                                               //s//
                                        ----------------------------------------
                                        Edward D. Doherty
                                        Chief Executive Officer

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


Date:   November 13, 2003



                                                 //s//
                                          --------------------------------------
                                          Howard C. Wadsworth
                                          Chief Financial Officer

                                                                    Exhibit 32.1



                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:    November 13, 2003


                                               //s//
                                         ---------------------------------------
                                         Edward D. Doherty
                                         Chief Executive Officer




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

                                                                    Exhibit 32.2



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:    November 13, 2003


                                                //s//
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary
                                        (Chief Financial Officer)



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