Form 10-K
period 2003-12-31
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2004-03-15
CIK 1122667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-44634

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.

             (Exact name of Registrant as specified in its Charter)

         Delaware                                                75-2287683
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
     Richardson, Texas                                            75080
----------------------------------------                    --------------------
(Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (972) 699-4062


                               Title of each class
            --------------------------------------------------------
                      7.75% Senior Unsecured Notes due 2012
                     5.875% Senior Unsecured Notes due 2013

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

                          X   Yes      No
                        -----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 N/A

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                          X   Yes      No
                        -----     ----

                                     PART I


Item 1.    Business


GENERAL

         Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids. Kaneb Pipe Line Partners, L.P. ("KPP") (NYSE:
KPP), a master limited partnership, holds a 99% interest as a limited partner in the Partnership. Kaneb Pipe Line Company LLC, a Delaware limited liability company ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC, a Delaware limited liability company ("KSL") (NYSE: KSL), holds the 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP. The terminaling business of the Partnership is conducted through Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others; and Statia Terminals Holdings Company LLC and its subsidiary entities ("Statia").


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

East Pipeline

         Construction of the East Pipeline commenced in 1953 with a line from southern Kansas to Geneva, Nebraska. During subsequent years, the East Pipeline was extended northward to its present terminus at Jamestown, North Dakota, west to North Platte, Nebraska and east into the State of Iowa. The East Pipeline, which moves refined products from south to north, now consists of 2,090 miles of pipeline ranging in size from 6 inches to 16 inches.

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

         Much of the refined petroleum products delivered through the East Pipeline are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East Pipeline. Government agricultural policies and crop prices also affect the agricultural sector. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

         The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any impact on total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered.

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

         The West Pipeline originates near Casper, Wyoming, where it serves as a connecting point with Sinclair's Little America Refinery and the Seminoe Pipeline which transports product from Billings, Montana area refineries. At Douglas, Wyoming, a 6 inch pipeline branches off to serve the Partnership's Rapid City, South Dakota terminal approximately 190 miles away. The 6 inch pipeline also receives product from Wyoming Refining's pipeline at a connection located near the Wyoming/South Dakota border. From Douglas, the Partnership's pipeline continues southward through a delivery point at the Burlington Northern junction to terminals at Cheyenne, Wyoming, the Denver metropolitan area and Fountain, Colorado.

         The West Pipeline system parallels the Partnership's East Pipeline to the west. The East Pipeline's North Platte line terminates in western Nebraska, approximately 200 miles east of the West Pipeline's Cheyenne, Wyoming Terminal. The West Pipeline serves Denver and other eastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base at Rapid City, South Dakota, as compared to the East Pipeline's largely agricultural service area. The West Pipeline has a relatively small number of shippers who, with few exceptions, are also shippers on the Partnership's East Pipeline system.

North Pipeline

         The North Pipeline, acquired in December 2002, runs from west to east approximately 440 miles from its origin at the Tesoro Refining and Marketing Company's Mandan, North Dakota refinery to the Minneapolis, Minnesota area. It has four product terminals, one in North Dakota and three in Minnesota, with a total tankage capacity of 1.3 million barrels. The North Pipeline crosses the Partnership's East Pipeline near Jamestown, North Dakota where the two pipelines are connected. The North Pipeline is presently supplied exclusively by the Mandan refinery, however, it is capable of delivering or receiving products to or from the East Pipeline.

Ammonia Pipeline

         In November 2002, the Partnership acquired the anhydrous ammonia pipeline (the "Ammonia Pipeline") from two Koch companies. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. Other uses are as a component of various types of dry fertilizer as well as use as a cleaning agent in power plant scrubbers. The 2,000 mile pipeline originates in the Louisiana delta area where it has access to three marine terminals on the Mississippi River. It moves north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits going east into Illinois and Indiana, and the other branch continues north into Iowa and then turning west into Nebraska. The Partnership acquired a storage and loading terminal near Hermann, Missouri which was leased back to Koch Nitrogen. The operations headquarters for the Ammonia Pipeline is located in Hermann, Missouri. The Ammonia Pipeline is connected to twenty-two other third party owned terminals and also has several industrial facility delivery locations. Product is primarily supplied to the pipeline from plants in Louisiana and foreign-source product delivered through the marine terminals.

Other Systems

         The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2003, these three systems combined transported a total of 3.7 million barrels of diesel fuel, representing an aggregate of $1.5 million in revenues.

Pipelines Products and Activities

         The revenues for the East Pipeline, West Pipeline, North Pipeline, Ammonia Pipeline and Other Pipelines (collectively, the "Pipelines") are based upon volumes and distances of product shipped. The following table reflects the total volume, barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated, but does not include any information on the Ammonia Pipeline. In addition information on the North Pipeline system prior to 2003 is not included. During the year of 2003, the Ammonia Pipeline shipped 1,155,160 tons of ammonia generating $21.3 million of revenue.

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2003             2002              2001             2000              1999
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................         102,928            89,780            92,116           89,192            85,356
Barrel miles (2)............          21,327            18,275            18,567           17,843            18,440
Revenues (3)................         $98,329           $78,240           $74,976          $70,685           $67,607

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

         The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2003             2002              2001             2000              1999
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          53,205            45,106            46,268           44,215            41,472
Diesel and fuel oil.........          46,072            40,450            42,354           41,087            40,435
Propane.....................           3,651             4,224             3,494            3,890             3,449
                               -------------     -------------    --------------    -------------    --------------
Total.......................         102,928            89,780            92,116           89,192            85,356
                               =============     =============    ==============    =============    ==============

         Diesel  and  fuel  oil  are  used  in  farm  machinery  and  equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered. Demand on the North Pipeline is mainly of the same agricultural nature as the East Pipeline except for the Minneapolis terminal area which is more metropolitan.

Maintenance and Monitoring

         The Pipelines have been constructed and are maintained in a manner consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong their useful lives. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipeline's rights-of-way and possible damage to the Pipelines.

         The Partnership uses state-of-the-art Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters and from the Roseville, Minnesota terminal for the North Pipeline. The system monitors quantities of products injected in and delivered through the Pipelines and automatically signals the Wichita or Roseville personnel upon deviations from normal operations that requires attention.

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

         Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. In May 1998, the Partnership was authorized by the FERC to adopt market-based rates in approximately one-half of its markets on the East and West systems. Common carrier activities are those for which transportation through the Partnership's Pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments in Kansas, Colorado, Wyoming and North Dakota, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the Surface Transportation Board, rather than the FERC.

         In general, a shipper on one of the Partnership's refined petroleum products pipelines delivers products to the pipeline from refineries or third party pipelines that connect to the Pipelines. The Pipelines' refined petroleum products operations also include 25 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Five of the 25 terminals also receive propane into storage tanks and then load it into transport trucks. The Ammonia Pipeline receives product from anhydrous ammonia plants or from the marine terminals for imported product. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery. Such tariffs also include charges for terminaling and storage of product at the Pipeline's terminals. Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products.

         Each shipper transporting product on a pipeline is required to supply the Partnership with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with the Partnership's specifications. Petroleum shippers are generally invoiced by the Partnership immediately upon the product entering one of the Petroleum Pipelines.

         The following table shows the number of tanks owned by the Partnership at each refined petroleum product terminal location at December 31, 2003, the storage capacity in barrels and truck capacity of each terminal location.

                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
         --------------------------------     ----------             ----------     ------------
             Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  391,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  161,000              2
                    Salina                         10                   98,000              3
              Minnesota
                    Moorhead                       17                  498,000              3
                    Sauk Centre                    11                  114,000              2
                    Roseville                      13                  594,000              5
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              6
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  197,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown(e)                   19                  315,000              4
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  381,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              349                6,545,000
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


         The East Pipeline also has intermediate storage facilities consisting of 13 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 584,393 and 534,000 barrels, respectively. During 2003, approximately 56.7%, 91.7% and 85.5% of the deliveries of the East, the West and the North Pipelines, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

         Storage of product at terminals pending delivery is considered by the Partnership to be an integral part of the petroleum product delivery service of the pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

         The Partnership owns 1,500 tons of ammonia storage at the terminal near Hermann, Missouri. One half of the capacity is leased to Koch Nitrogen to support their leased terminal obligations.

Demand for and Sources of Refined Petroleum Products

         The Partnership's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

         Much of the refined petroleum products delivered through the East Pipeline and the western three terminals on the North Pipeline is ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipeline. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

         The Partnership's refined petroleum products pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. The North Pipeline, is heavily dependent on the Tesoro Mandan refinery which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the refined petroleum products pipelines) that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

         The majority of the refined petroleum product transported through the East Pipeline in 2003 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by the National Cooperative Refining Association ("NCRA"), Frontier Refining and Conoco/Phillips, Inc. respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 30.1% of the total amount of product shipped over the East Pipeline in 2003. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

         The majority of the refined petroleum products transported through the West Pipeline is produced at the Frontier Refinery located at Cheyenne, Wyoming, the Valero Energy Corporation and Suncor Refineries located at Denver, Colorado, and Sinclair's Little America Refinery located at Casper, Wyoming, all of which are connected directly to the West Pipeline. The West Pipeline also has access to three Billings, Montana, area refineries through a connecting pipeline.

Demand for and Sources of Anhydrous Ammonia

         The Partnership's Ammonia Pipeline business depends on the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production ("Direct Application" or "DA"), the weather (DA is not effective if the ground is too wet or too dry) and the price of natural gas (the primary component of anhydrous ammonia).

         The Ammonia Pipeline is the largest of three anhydrous ammonia pipelines in the United States and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system which originates in Oklahoma and extends into Iowa.

         Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are generally more costly but are less sensitive to weather conditions during application. DA is the cheapest method of fertilizer application but cannot be applied if the ground is too wet or extremely dry.

Principal Customers

         The Partnership had a total of approximately 55 shippers in 2003. The principal shippers include four integrated oil companies, four refining companies, three large farm cooperatives and one railroad. Transportation revenues attributable to the top 10 shippers were $86.6 million, $61.5 million and $51.5 million, which accounted for 72%, 74% and 69% of total Partnership revenues shipped for each of the years 2003, 2002 and 2001, respectively.

Competition and Business Considerations

         The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by Magellan Midstream Partners, L.P. ("Magellan"), formerly the Williams Companies, Inc., that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a substantially more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Twenty-one of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within 2 to 145 miles of, and in direct competition with Magellan's terminals.

         The West Pipeline competes with the truck-loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and Conoco/Phillips. Valero L.P. terminals in Denver and Colorado Springs, connected to a Valero L.P. pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

         Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, the Partnership's more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Partnership delivers products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to its pipelines will be built in the near future, provided its pipelines have available capacity to satisfy demand and its tariffs remain at reasonable levels.

         The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from the loading terminals of the Partnership is conducted principally by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by the Partnership's pipelines. However, trucking costs render that mode of transportation not competitive for longer hauls or larger volumes. The Partnership does not believe that trucks are, or will be, effective competition to its long-haul volumes over the long term.

         Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline which originates in Oklahoma and terminates in Iowa. The competitor pipeline has the same DA demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Barges and railroads represent other forms of direct competition to the pipeline under certain market conditions.


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

         For the year ended December 31, 2003, the Partnership's terminaling business accounted for approximately 41% of the Partnership's revenues. As of December 31, 2003, ST operated 37 facilities in 20 states, with a total storage capacity of approximately 33.9 million barrels. ST also owns and operates six terminals located in the United Kingdom, having a total capacity of approximately 5.5 million barrels. In September 2002, ST acquired eight terminals in Australia and New Zealand with a total capacity of approximately
1.2 million barrels for approximately $47 million in cash. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. At the end of 2003, Statia's tank capacity was 18.8 million barrels, including an 11.3 million barrel storage and transshipment facility located on the Netherlands Antilles island of St. Eustatius, and a 7.5 million barrel storage and transshipment facility located at Point Tupper, Nova Scotia, Canada.

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


Description of Largest Terminal Facilities

         St. Eustatius, Netherlands Antilles

         Statia owns and operates an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and can accommodate the world's largest tankers for loading and discharging crude oil. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, the facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 BPD of feedstock, ranging from condensates to heavy crude oil. Statia owns and operates all of the berthing facilities at its St. Eustatius terminal and charges vessels a fee for their use. Vessel owners or charterers may incur separate fees for associated services such as pilotage, tug assistance, line handling, launch service, emergency response services, and other ship services.

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

         Piney Point, Maryland

         The largest domestic terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

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

         Martinez, California

         The Martinez Terminal, also acquired in January 2001 as a part of the Shore acquisition, is located in the refinery area of San Francisco Bay. It has approximately 3.1 million barrels of tankage and handles refined petroleum products as well as crude oil. The terminal is connected to a pipeline and to area refineries by pipelines and can also receive and deliver products by vessel or barge. It also has a truck rack for product delivery.

         The Partnership's facilities have been designed with engineered structural measures to minimize the possibility of the occurrence and the level of damage in the event of a spill or fire. All loading areas, tanks, pipes and pumping areas are "contained" to collect any spillage and insure that only properly treated water is discharged from the site.

         Other Terminal Sites

         In addition to the four major domestic facilities described above, ST Services has 31 other terminal facilities located throughout the United States, six facilities in the United Kingdom, four facilities in Australia and four in New Zealand. These other facilities primarily store petroleum products for a variety of customers, with the exception of the facilities in Texas City, Texas, which handles specialty chemicals; Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and fertilizer; Eastham, United Kingdom which handles chemicals and animal fats; and Runcorn, United Kingdom, which handles molten sulphur, and the Australian and New Zealand terminals which handle chemicals and animal fats and oil. Overall, these facilities provide ST Services with locations which are diverse geographically, in products handled and in customers served.

         The following table outlines the Partnership's terminal locations, capacities, tanks and primary products handled:

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
-----------------------------   --------------     --------      ---------------------------------
Major U. S. Terminals:
Piney Point, MD                    5,403,000            28       Petroleum
Linden, NJ(a)                      3,884,000            22       Petroleum
Crockett, CA                       3,048,000            24       Petroleum, Ethanol
Martinez, CA                       3,106,000            19       Petroleum
Jacksonville, FL                   2,069,000            30       Petroleum
Texas City, TX                     2,161,000           136       Chemicals, Petrochemicals,
                                                                 Petroleum

Other U. S. Terminals:
Montgomery, AL(b)                    162,000             7       Petroleum, Jet Fuel
Moundville, AL                       310,000             6       Jet Fuel
Tucson, AZ(a)                        174,000             7       Petroleum
Los Angeles, CA                      597,000            20       Petroleum
Richmond, CA                         617,000            25       Petroleum, Ethanol
Stockton, CA                         706,000            32       Petroleum, Ethanol, Fertilizer
Bremen, GA                           182,000             9       Petroleum, Jet Fuel
Brunswick, GA                        302,000             3       Fertilizer, Pulp Liquor
Columbus, GA                         175,000            24       Petroleum, Chemicals
Macon, GA(b)                         307,000            10       Petroleum, Jet Fuel
Savannah, GA                         903,000            28       Petroleum, Chemicals
Blue Island, IL                      752,000            19       Petroleum, Ethanol
Chillicothe, IL(a)                   270,000             6       Petroleum
Peru, IL                             221,000             8       Petroleum, Fertilizer
Indianapolis, IN                     410,000            18       Petroleum
Westwego, LA                         849,000            53       Molasses, Fertilizer, Caustic,
                                                                 Chemicals
Andrews AFB Pipeline, MD(b)           72,000             3       Jet Fuel
Baltimore, MD                        832,000            50       Chemicals, Asphalt, Jet Fuel
Salisbury, MD                        177,000            14       Petroleum
Winona, MN                           267,000             8       Fertilizer
Reno, NV                             107,000             7       Petroleum
Paulsboro, NJ                      1,580,000            18       Petroleum
Alamogordo, NM(b)                    120,000             5       Jet Fuel
Drumright, OK                        315,000             4       Petroleum
Portland, OR                       1,119,000            31       Petroleum
Philadelphia, PA                     894,000            11       Petroleum
Dumfries, VA                         554,000            16       Petroleum, Asphalt
Virginia Beach, VA(b)                 40,000             2       Jet Fuel
Tacoma, WA                           377,000            15       Petroleum
Vancouver, WA                        543,000            55       Chemicals, Fertilizer, Petroleum
Milwaukee, WI                        308,000             7       Petroleum

Foreign Terminals:
St. Eustatius, Netherlands
Antilles.                         11,350,000            60       Petroleum, crude oil
Point Tupper, Canada               7,514,000            40       Petroleum, crude oil
Sydney, Australia                    330,000            65       Chemicals, fats and oils
Melbourne, Australia                 468,000           118       Specialty chemicals
Geelong, Australia                   145,000            14       Specialty chemicals, petroleum
Adelaide, Australia                   90,000            24       Chemicals, tallow, petroleum
Auckland, New Zealand (a)             74,000            44       Fats, oils and chemicals
New Plymouth, New Zealand             35,000            10       Fats, oils and chemicals
Mt. Maunganui, New Zealand            83,000            24       Fats, oils and chemicals
Wellington, New Zealand               50,000            13       Fats, oils and chemicals
Grays, England                     1,945,000            53       Petroleum
Eastham, England                   2,185,000           162       Chemicals, Petroleum, Animal Fats
Runcorn, England                     146,000             4       Molten sulphur
Glasgow, Scotland                    344,000            16       Petroleum
Leith, Scotland                      459,000            34       Petroleum, Chemicals
Belfast, Northern Ireland            407,000            41       Petroleum
                                 ---------------  --------------
                                  59,538,000         1,502
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

         The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and four of the eleven locations have been utilized solely by the U.S. Government. Of the eleven locations, six include pipelines which deliver jet fuel directly to nearby military bases.

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

         Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals"; although some inland facilities located on or near navigable rivers are served by barges.

         Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

         A few companies offering liquid terminaling facilities have significantly more capacity than the Partnership. However, much of the Partnership's tankage can be described as "niche" facilities that are equipped to properly handle "specialty" liquids or provide facilities or services where management believes the Partnership enjoys an advantage over competitors. As a result, many of the Partnership's terminals compete against other large petroleum products terminals, rather than specialty liquids facilities. Such specialty or "niche" tankage is less abundant in the U.S. and "specialty" liquids typically command higher terminal fees than lower-price bulk terminaling for petroleum products.

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


CAPITAL EXPENDITURES

         Capital expenditures by the Pipelines, including routine maintenance and expansion expenditures, but excluding acquisitions, were $9.6 million, $9.5 million and $4.3 million for 2003, 2002 and 2001, respectively. During these periods, adequate capacity existed on these pipelines to accommodate volume growth, and the expenditures required for environmental and safety improvements were not material in amount. Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, for the Partnership's terminaling operations were $34.6 million, $21.0 million and $12.9 million for 2003, 2002 and 2001, respectively.

         Capital expenditures of the Partnership during 2004, including routine maintenance and expansion expenditures, but excluding acquisitions, are expected to be approximately $28 million to $32 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. Such future expenditures, however, will depend on many factors beyond the
Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


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

         In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the East and West pipelines on the basis set forth in the Lakehead order, KPL believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

         The Ammonia Pipeline rates are regulated by the Surface Transportation Board (the "STB"). The STB was established in 1996 when the Interstate Commerce Commission was terminated by the ICC Termination Act of 1995. The STB is headed by Board Members appointed by the President and confirmed by the Senate and is authorized to have three members. The STB jurisdiction generally includes railroad rate and service issues, rail restructuring transactions and labor matters related thereto; certain trucking company, moving van, and non-contiguous ocean shipping company rate matters; and certain pipeline matters not regulated by the FERC. In the performance of its functions, the STB is charged with promoting, where appropriate, substantive and procedural regulatory reform in the economic regulation of surface transportation, and with providing an efficient and effective forum for the resolution of disputes. The STB seeks to facilitate commerce by providing an effective forum for efficient dispute resolution and facilitation of appropriate market-based business transactions.

         The Partnership issued a STB tariff that became effective April 1, 2003. The tariff filing combined the STB interstate tariff and the Louisiana intrastate tariff into one document and standardized the tariff regulation between the two regulatory bodies. The tariff filing modified the capacity allocation procedures and established a minimum tariff rate of $5.00 per ton. The tariff filing implemented a 7% tariff increase across all tariff rates. Another modification was the removal of the "Industrial User" classification which effectively increases the tariff rates actually paid for transportation to certain shippers by more than 7%. Dyno Nobel, an industrial user in Missouri, has filed a protest against the tariff filing. Dyno's protest centered on basically two issues. First, it questioned the Partnership's ability to file a tariff without first obtaining approval from the STB. Second, it questioned the amount of effective increase on its particular situation on a cost justification basis. CF Industries also filed a protest questioning the Partnership's ability to file a tariff without first obtaining approval from the STB. The Partnership believes it has regulatory precedent in making the tariff filing and can cost justify the tariff rate change. Initial data requests have been submitted and answered, and summary judgment has been requested on the issue of the Partnership's ability to file a tariff change. The cost justification portion of the Dyno protest will go forward after the resolution of the tariff filing issue.

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

         The intrastate operations of the Ammonia Pipeline in Louisiana are subject to regulation by the Louisiana Public Service Commission. Shippers under the Louisiana intrastate tariff have similar rights as those mentioned in the paragraph above.


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

Air Emissions

         The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that the operations of its pipelines and terminals are in substantial compliance with such statutes in all states in which they operate.

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


SAFETY REGULATION

         The Partnership's pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. The HLPSA covers anhydrous ammonia, petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with such safety regulations and to permit access to and copying of records and to make certain reports and provide information as required by the Secretary to Transportation. The Federal Pipeline Safety Act of 1992 amended the HLPSA to include requirements of the future use of internal inspection devices. The Partnership does not believe that it will be required to make any substantial capital expenditures to comply with the requirements of HLPSA as so amended.

         On November 3, 2000, the DOT issued new regulations intended by the DOT to assess the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could adversely affect highly populated areas, areas unusually sensitive to environmental impact and commercially navigable waterways. Under the regulations, an operator is required, among other things, to conduct baseline integrity assessment tests (such as internal inspections) within seven years, conduct future integrity tests at typically five-year intervals and develop and follow a written risk-based integrity management program covering the designated high consequence areas. The Partnership does not believe that the increased costs of compliance with these regulations will materially affect the Partnership's results of operations.

         The Partnership is subject to the requirements of the United States Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be collected regarding hazardous materials used or produced in operations and that this information be provided to employees, state and local authorities and citizens. The Partnership believes that it is in general compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to benzene.

         The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Partnership to organize information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Partnership expects to increase its expenditures during the next decade to comply with more stringent industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although they are not expected to have a material adverse impact on the Partnership.


EMPLOYEES

         The Partnership has no employees. The business of the Partnership is conducted by the general partner, KPL, and its affiliate, Kaneb LLC, which employs all persons necessary for the operation of the Partnership's business. At December 31, 2003, approximately 1,060 persons were employed. Approximately 152 of the persons at seven terminal locations in the United States and Canada were subject to representation by labor unions and collective bargaining or similar contracts at that date. KPL and Kaneb LLC consider relations with their employees to be good.


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

         The Partnership also makes available free of charge on or through the Partnership's Internet site (http://www.kaneb.com) the Partnership's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports and other information is electronically filed with, or furnished to, the SEC.


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

         The properties used in the operations of the Partnership's pipelines are owned by the Partnership, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2009. Statia's facilities are owned through subsidiaries and the majority of ST's facilities are owned, while the remainder, including some of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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

         By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation. The Partnership does not believe this matter will have a materially adverse effect on its financial condition, although there can be no assurances as to the ultimate outcome.

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

         On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other things, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of and response to the oil spill. Pursuant to an agreement between ST Services and PEPCO, ST Services' suit was dismissed, subject to refiling. ST Services has moved to dismiss PEPCO's suit. ST Services is vigorously defending against PEPCO's claims and is pursuing its own counterclaims for return of monies ST Services has advanced to PEPCO for settlements and cleanup costs. The Partnership believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition. The amounts claimed by PEPCO, if recovered, would trigger an excess insurance policy which has a $600,000 retention, but the Partnership does not believe that such retention, if incurred, would materially adversely affect the Partnership's financial condition.

         The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Partnership.


Item 4.   Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partners Matters

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


Item 6.  Summary Historical Financial and Operating Data

         The following table sets forth, for the periods and at the dates indicated, selected historical financial data for Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership"). The data in the table (in thousands) is derived from the historical financial statements of the Partnership and should be read in conjunction with the Partnership's audited financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Year Ended December 31,
                                        ---------------------------------------------------------------------
                                           2003          2002 (a)       2001 (a)       2000           1999
                                        ----------    -----------      ---------     ---------     ----------
Income Statement Data:
Revenues:
    Services..........................  $   354,591   $   288,669      $ 207,796     $  156,232    $  158,028
    Products..........................      215,823        97,961           -               -             -
                                        -----------   -----------      ---------     ----------    ----------
                                            570,414       386,630        207,796        156,232       158,028
                                        -----------   -----------      ---------     ----------    ----------
Costs and expenses:
    Cost of products sold.............      195,100        90,898           -               -             -
    Operating costs...................      168,537       131,326         90,632         69,653        69,148
    Depreciation and amortization.....       53,155        39,425         23,184         16,253        15,043
    Gain on sale of assets............         -             (609)           -           (1,126)          -
    General and administrative........       25,121        19,869         11,889         11,881         9,424
                                        -----------   -----------      ---------     ----------    ----------
                                            441,913       280,909        125,705         96,661        93,615
                                        -----------   -----------      ---------     ----------    ----------

Operating income......................      128,501       105,721         82,091         59,571        64,413

Interest and other income.............          261         3,570          4,277            316           408
Interest expense......................      (38,757)      (28,110)       (14,783)       (12,283)      (13,390)
Loss on debt extinguishment...........          -          (3,282)        (6,540)           -             -
Income tax expense....................       (5,223)       (4,083)          (256)          (943)       (1,496)
                                        -----------   -----------      ---------     ----------    ----------

Income before cumulative effect of
    change in accounting principle....       84,782        73,816         64,789         46,661        49,935

Cumulative effect of change in
    accounting principle - adoption
    of new accounting standard for
    asset retirement obligations......       (1,593)          -              -              -             -
                                        -----------   -----------      ----------    ----------    ----------

Net income ...........................  $    83,189   $    73,816      $  64,789     $   46,661    $   49,935
                                        ===========   ===========      =========     ==========    ==========

Cash distributions declared...........  $   102,948   $    79,816      $  62,156     $   53,485    $   51,850
                                        ===========   ===========      =========     ==========    ==========

Balance Sheet Data (at year end):
Property and equipment, net...........  $ 1,112,970   $ 1,092,192      $ 481,274     $  321,355    $  316,883
Total assets..........................    1,264,682     1,215,410        548,371        375,063       365,953
Long-term debt........................      617,696       694,330        262,624        166,900       155,987
Partners' capital.....................      493,589       393,314        220,527        161,735       169,321


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


GENERAL

         The Partnership, a limited partnership, is engaged in the refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the operations of KPP through its general partner interest and an 18% (at December 31, 2003) limited partner interest. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP.

         The Partnership's petroleum pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. The Partnership also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002 (see "Liquidity and Capital Resources"). The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The Partnership's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. The Partnership's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

         The Partnership's terminaling business is conducted through Support Terminal Services ("ST Services") and Statia Terminals International N.V. ("Statia"). ST Services is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 37 facilities in 20 states. ST Services also owns and operates six terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. Statia, acquired on February 28, 2002 (see "Liquidity and Capital Resources"), owns a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

         The Partnership's product sales business delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial customers at those locations. In the bunkering business, the Partnership competes with ports offering bunker fuels along the route of the vessel. Vessel owners or charterers are charged berthing and other fees for associated services such as pilotage, tug assistance, line handling, launch service and emergency response services.

OVERVIEW

         In 2003, The Partnership integrated the major acquisitions completed in 2002 and focused on the performance of those operations, as well as its core business, to generate increased cash flow. The Partnership's success in this effort enabled it to increase cash distributions twice in 2003. On an annualized basis, KPP raised its distribution $0.08 in May 2003 and then another $0.12 in November 2003. The Partnership had a very strong year as revenues increased 48%, operating income increased 22% and net income increased 13%.

         In 2003, the Partnership completed the financing for the $600 million of acquisitions it made in 2002, which were financed half with equity and half with debt. In March 2003, KPP sold approximately three million units - the largest and most successful equity offering in its history. The Partnership completed the placement of its permanent financing in May 2003, and over 85% of that debt is at favorable fixed rates, thereby limiting its exposure to rising interest rates. The Partnership also completed a new revolving credit facility of $400 million, with the ability to increase it to $450 million.

         The Partnership has a very strong balance sheet and the financial capacity for further expansion. The Partnership has integrated and assimilated the substantial acquisitions it made in 2002 and has seen the contribution of those operations to its results in 2003. The Partnership now actively seeks opportunities for strategic and substantial growth.


CONSOLIDATED RESULTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2003                2002                 2001
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   570,414        $   386,630          $   207,796
                                                          ===========        ===========          ===========
Operating income.....................................     $   128,501        $   105,721          $    82,091
                                                          ===========        ===========          ===========
Income before cumulative effect of change in
    accounting principle.............................     $    84,782        $    73,816          $    64,789

Cumulative effect of change in accounting principle..         (1,593)               -                    -
                                                          ----------         -----------          -----------
Net income...........................................     $    83,189        $    73,816          $    64,789
                                                          ===========        ===========          ===========
Capital expenditures, excluding acquisitions.........     $    44,741        $    31,101          $    17,246
                                                          ===========        ===========          ===========

         For the year ended December 31, 2003, revenues increased by $183.8 million, or 48%, compared to 2002, due to a $36.9 million increase in revenues in the pipeline business, a $29.0 million increase in revenues in the terminaling business and a $117.9 million increase in product sales revenues. See "Liquidity and Capital Resources" regarding 2002 acquisitions. Operating income for the year ended December 31, 2003 increased by $22.8 million, or 22%, when compared to 2002, due to a $13.2 million increase in pipeline operating income, a $1.5 million increase in terminaling operating income and a $8.1 million increase in product sales operating income. Income before cumulative effect of change in accounting principle increased by $11.0 million, or 15%, when compared to 2002. Overall, 2003 net income, including a charge of $1.6 million for the cumulative effect of change in accounting principle - adoption of new accounting standard for asset retirement obligations, increased by $9.4 million, or 13%, when compared to 2002.

         For the year ended December 31, 2002, revenues increased by $178.8 million, or 86%, compared to 2001, due to a $73.2 million increase in revenues in the terminaling business and a $7.7 million increase in revenues in the pipeline business. 2002 revenues also include $97.9 million in product sales revenues from a business acquired with Statia in February of 2002. See "Liquidity and Capital Resources". Operating income for the year ended December 31, 2002 increased by $23.6 million, or 29%, when compared to 2001, due to a $19.7 million increase in terminaling business operating income, a $1.9 million increase in pipeline operating income and 2002 product sales operating income of $2.1 million. Overall, net income for the year ended December 31, 2002 increased by $9.0 million, or 14%, when compared to 2001.


PIPELINE OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2003                 2002                2001
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $   119,633        $    82,698          $    74,976
Operating costs......................................          46,379             33,744               28,844
Depreciation and amortization........................          14,117              6,408                5,478
General and administrative...........................           7,277              3,923                3,881
                                                          -----------        -----------          -----------
Operating income.....................................     $    51,860        $    38,623          $    36,773
                                                          ===========        ===========          ===========


         The Partnership's pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or STB, the pipelines compete on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. For the year ended December 31, 2003, revenues increased by $36.9 million, or 45%, compared to 2002, due entirely to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). For the year ended December 31, 2002, revenues increased by $7.7 million, or 10%, compared to 2001, due to higher per barrel rates realized on volumes shipped on existing pipelines and as a result of the 2002 pipeline acquisitions. Approximately $4.5 million of the 2002 revenue increase was a result of the pipeline acquisitions. Barrel miles on petroleum pipelines totaled
21.3 billion (including 4.7 billion for the petroleum pipeline acquired in December of 2002), 18.3 billion and 18.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

         Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $12.6 million in 2003 and $4.9 million in 2002. The increase in 2003 was due to the 2002 pipeline acquisitions and increases in planned maintenance. The increase in 2002 was due to the pipeline acquisitions and increases in expenditures for routine repairs and maintenance. For the years ended December 31, 2003 and 2002, depreciation and amortization increased by $7.7 million and $0.9 million, respectively, when compared to the respective prior year, due to the pipeline acquisitions. General and administrative costs which includes managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs increased by $3.4 million in 2003, when compared to 2002, due primarily to the pipeline acquisitions and increases in personnel-related costs.


TERMINALING OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2003                 2002                2001
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   234,958        $   205,971          $   132,820
Operating costs......................................         114,030             94,480               61,788
Depreciation and amortization........................          38,089             32,368               17,706
Gain on sale of assets...............................           -                   (609)                -
General and administrative...........................          16,307             14,692                8,008
                                                          -----------        -----------          -----------
Operating income.....................................     $    66,532        $    65,040          $    45,318
                                                          ===========        ===========          ===========

         For the year ended December 31, 2003, the Partnership's terminaling revenues increased by $29.0 million, or 14%, when compared to 2002, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in the average price realized per barrel of tankage utilized. For the year ended December 31, 2002, revenues increased by $73.2 million, or 55%, compared to 2001, due to the terminal acquisitions and overall increases in utilizations at existing locations. Approximately $25 million of the 2003 revenue increase and $63 million of the 2002 revenue increase was a result of the terminal acquisitions. Average annual tankage utilized for the years ended December 31, 2003, 2002 and 2001 aggregated 46.7 million barrels, 46.5 million barrels and 30.1 million barrels, respectively. Average revenues per barrel of tankage utilized for the years ended December 31, 2003, 2002 and 2001 was $5.02, $4.43 and $4.41, respectively. The increase in 2003 average revenues per barrel of tankage utilized was the result of changes in product mix resulting from the 2002 terminals acquisitions and foreign currency exchange differences. The increase in 2002 average revenues per barrel of tankage utilized was due to more favorable domestic market conditions, when compared to 2001.

         In 2003, operating costs increased by $19.6 million, when compared to 2002, due to the 2002 terminal acquisitions, repair costs associated with hurricane Isabel and increases in planned maintenance. In 2002, operating costs increased by $32.7 million, when compared to 2001, due to the 2002 terminal acquisitions and increases in volumes stored at existing locations. For the years ended December 31, 2003 and 2002, depreciation and amortization increased by $5.7 million and $14.7 million, respectively, due to the terminal acquisitions. In 2002, KPP sold land and other terminaling business assets for net proceeds of approximately $1.1 million, recognizing a gain on disposition of assets of $0.6 million. General and administrative expense increased by $1.6 million in 2003 and by $6.7 million in 2002, due to the terminal acquisitions and increases in personnel-related costs.


PRODUCT SALES OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2003                 2002                2001
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   215,823        $    97,961          $      -
Cost of products sold................................         195,100             90,898                 -
                                                          -----------        -----------          -----------
Gross margin.........................................     $    20,723        $     7,063          $      -
                                                          ===========        ===========          ===========
Operating income.....................................     $    10,109        $     2,058          $      -
                                                          ===========        ===========          ===========

         The product sales business, which was acquired with Statia (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the year ended December 31, 2003, product sales revenues, gross margin and operating income increased by $117.9 million, $13.7 million and $8.1 million, respectively, when compared to 2002, due to increases in both sales price and volumes. Approximately $95.8 of the 2003 revenue increase was due to volume increases and $22.1 million was due to price increases, when compared to 2002. The results of operations for the year ended December 31, 2002 include the operations of the product sales business since the date of acquisition, February 28, 2002.

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

         In March of 2001, the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, which is included in interest and other income in 2001.


INTEREST EXPENSE

         For the year ended December 31, 2003, interest expense increased by $10.6 million, when compared to 2002, due to increases in fixed rate debt resulting from the 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.

         For the year ended December 31, 2002, interest expense increased by $13.3 million, when compared to 2001, due to overall increases in debt levels resulting from the 2002 acquisitions (see "Liquidity and Capital Resources"), partially offset by declines in interest rates on variable rate debt.


INCOME TAXES

         Partnership operations are not subject to federal or state income taxes. However, certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $5.2 million, $4.1 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 and 2002 increases in income taxes, compared to the respective prior year, was primarily due to foreign taxes on terminaling operations acquired in 2002 (see "Liquidity and Capital Resources").

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $142.0 million, $91.8 million and $95.7 million for the years 2003, 2002 and 2001, respectively. The increase in 2003, compared to 2002, was due to increases in pipeline, terminaling and product sales revenues and operating income, primarily a result of the 2002 acquisitions, and changes in working capital components from the timing of cash receipts and disbursements. The 2002 decrease in cash provided by operating activities, when compared to 2001, was due to the payment of personnel-related costs assumed with the Statia acquisition, initial working capital requirements of the pipeline businesses acquired in 2002 and changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by overall increases in revenues and operating income.

         Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, were $44.7 million, $31.1 million and $17.2 million for 2003, 2002 and 2001, respectively. The increase in 2003 and 2002 capital expenditures, when compared to the respective prior year, is the result of planned maintenance and expansion capital expenditures related to the pipeline and terminaling operations acquired in 2002 and higher maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages are included under the Partnership's insurance coverages (subject to deductibles and limits). The Partnership anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $28 million to $32 million in 2004. Such future expenditures, however, will depend on many factors beyond the
Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or choose to do so.

         The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate distributions of $98.2 million, $74.4 million and $62.2 million, were paid to limited partner interests and general partner interests in 2003, 2002 and 2001, respectively.

         The Partnership expects to fund future cash distributions and routine maintenance capital expenditures with existing cash and anticipated cash flows from operations. Expansionary capital expenditures are expected to be funded through additional Partnership bank borrowings and/or future public debt offerings or KPP public equity offerings.

         In January of 2001, the Partnership used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty which was recognized as loss on debt extinguishment in 2001.

         In January of 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was initially supplied by the Partnership's revolving credit facility.

         In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce borrowings under the Partnership's revolving credit agreement.

         In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2003, the Partnership was in compliance with all covenants.

         On February 28, 2002, the Partnership acquired Statia for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was initially funded by the Partnership's revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering. In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility. Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million was recognized as loss on debt extinguishment in 2002.

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

         On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was initially financed with bank debt.

         In November of 2002, KPP issued 2,095,000 limited partnership units in a public offering at $33.36 per unit, generating approximately $66.7 million in net proceeds. The offering proceeds were used to reduce bank borrowings for the fertilizer pipeline acquisition.

         On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was initially funded with bank debt.

         In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce bank borrowings.

         In April of 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to partners. At December 31, 2003, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2003, $54.2 million was outstanding under the new credit agreement.

         On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the 2003 revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2003, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

         The following is a schedule by period of the Partnership's debt repayment obligations and material contractual commitments as of December 31, 2003:

                                                       Less than                                     After
                                           Total        1 year         1 -3 years    4 -5 years     5 years
                                        -----------   -----------      ----------    -----------   ----------
                                                                    (in thousands)
Debt:
    Revolving credit facility.........  $    54,169   $       -        $  54,169     $      -      $      -
    7.75% senior unsecured notes......      250,000           -              -              -         250,000
    5.875% senior unsecured notes.....      250,000           -              -              -         250,000
    Other bank debt...................       63,527           -           63,527            -             -
                                        -----------   -----------      ---------     ----------    ----------
       Debt subtotal..................      617,696           -          117,696            -         500,000
                                        -----------   -----------      ---------     ----------    ----------
Contractual commitments:
    Operating leases..................       10,723         4,325          3,706          2,350           342
                                        -----------   -----------      ---------     ----------    ----------
       Contractual commitments
          subtotal....................       10,723         4,325          3,706          2,350           342
                                        -----------   -----------      ---------     ----------    ----------
       Total..........................  $   628,419   $     4,325      $ 121,402     $    2,350    $  500,342
                                        ===========   ===========      =========     ==========    ==========


         See also "Item 1 - Environmental Matters" and "Item 3 - Legal Proceedings".


OFF-BALANCE SHEET TRANSACTIONS

         The Partnership was not a party to any off-balance sheet transactions at December 31, 2003, or for any of the years ended December 31, 2003, 2002 and 2001.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are included in the Notes to the Consolidated Financial Statements.

         Critical accounting policies are those that are most important to the portrayal to the Partnership's financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Partnership's most critical accounting policies pertain to impairment of property and equipment and environmental costs.

         The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2003 or 2002. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

         Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2003, 2002 or 2001. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.


RECENT ACCOUNTING PRONOUNCEMENT

         In December 2003, the FASB issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R has not and is not expected to have a material impact on the consolidated financial statements of the Partnership.


Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios, fluctuations of petroleum product prices on inventories held for resale, and fluctuations in foreign currency.

         The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $117.7 million at December 31, 2003, a one percent increase in interest rates would increase annual net interest expense by approximately $1.2 million. Information regarding the Partnership's interest rate hedging transactions are included in "Item 7 -Interest and Other Income" and "Item 7 - Liquidity and Capital Resources".

         The product sales business periodically purchases refined petroleum products for resale as bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.

         A significant portion of the terminaling business is exposed to fluctuations in foreign currency exchange rates. (See "Item 7 - Terminaling Operations".)


Item 8.     Financial Statements and Supplementary Data

         The financial statements and supplementary data of the Partnership begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9(a).  Controls and Procedures

         Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating as of December 31, 2003, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

         During the fourth quarter of 2003, there have been no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

         The Partnership does not have directors or officers. All directors of the general partner are elected annually by KPL. All officers serve at the discretion of the directors. The information contained in Item 10 of KPP's Form 10-K, for the year ended December 31, 2003, is incorporated by reference in this report.

CODE OF ETHICS

         The Partnership has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and directors of the General Partner. A copy of the Code of Ethics will be provided without charge by written request to Investor Relations, 2435 North Central Expressway, Richardson, Texas 75080.


Item 11.   Executive Compensation

         The   officers   of  the  general   partner   manage  and  operate  the
Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the general partner for the services of such persons. The information contained in Item 11 of KPP's Form 10-K for the year ended December 31, 2003, is incorporated by reference in this report.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

         KPP owns a 99% interest as the sole limited partner interest and KPL owns a 1% general partner interest in the Partnership. Information identifying security ownership by the Directors and Officers of KPL is contained in Item 12 of KPP's Form 10-K, for the year ended December 31, 2003, and is incorporated by reference in this report.


Item 13.   Certain Relationships and Related Transactions

         KPL  is  entitled  to  certain  reimbursements  under  the  Partnership
Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 7 to the Partnership's consolidated financial statements.


Item 14.   Principal Accounting Fees and Services

         The information contained in Item 14 of KPP's Form 10-K for the year ended December 31, 2003 is incorporated by reference in this report.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) Financial Statements                                                                        Beginning
                                                                                                          Page
                                                                                                       ---------
         Set forth below is a list of  financial  statements  appearing  in this report.

         Kaneb Pipe Line Operating Partnership, L.P. and Subsidiaries Financial Statements:
           Independent Auditors' Report..............................................................     F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2003...................     F - 2
           Consolidated Balance Sheets - December 31, 2003 and 2002..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2003...............     F - 4
           Consolidated Statements of Partners' Capital - Three Years ended December 31, 2003........     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

    (a)(2) Financial Statement Schedules

         Set forth below is the financial statement schedule appearing in this report.

         Schedule II - Kaneb Pipe Line Operating Partnership, L.P. Valuation and Qualifying Accounts -
           Years Ended December 31, 2003, 2002 and 2001..............................................     F - 21

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

         3.2      Amendment  to  Amended  and  Restated   Agreement  of  Limited
                  Partnership dated October 27, 2003, filed herewith.

         10.1 ST Agreement and Plan of Merger dated December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit
                  10.1 of the exhibits to KPP's Current Report on Form 8-K ("Form 8-K"), dated March 16, 993, which exhibit is hereby incorporated by reference.

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

         10.7 Revolving Credit Agreement, dated as of April 24, 2003 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit
                  10.11 to the Registrant's Form 10-Q for the period ended March 31, 2003, which exhibit is hereby incorporated by reference.

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

         10.10 Voting and Option Agreement dated as of November 12, 2001, by and between Kaneb Pipe Line Operating Partnership, L.P., and Statia Terminals Holdings N.V., a Netherlands Antilles company and a shareholder of Statia Terminals Group NV, a Netherlands Antilles company filed as Exhibit 10.1 to the exhibits to Registrant's Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.

         10.11* Amended and Restated Kaneb LLC 2002 Long Term Incentive Plan, dated June 30, 2003, filed as Exhibit 10.1 to the exhibits to Registrant's Form 10-Q for the period ended June 30, 2003, and incorporated herein by reference.

         21       List of Subsidiaries, filed herewith.

         23       Consent of KPMG LLP, filed herewith.

         31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2004.

         *        Denotes management contract.

(b)      Reports on Form 8-K

         Current Report on Form 8-K filed with the SEC on October 30, 2003.

                          INDEPENDENT AUDITORS' REPORT





To the Partners of
Kaneb Pipe Line Operating Partnership, L.P.


We have audited the consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") as listed in the index appearing under Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As described in Note 2, the Partnership adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" in 2003.


                                      KPMG LLP

Dallas, Texas
February 20, 2004

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                        -----------------------------------------------------------
                                                               2003                 2002                 2001
                                                        -----------------    -----------------    -----------------

Revenues:
   Services...........................................    $ 354,591,000         $ 288,669,000        $  207,796,000
   Products...........................................      215,823,000            97,961,000               -
                                                          -------------         -------------        --------------

      Total revenues..................................      570,414,000           386,630,000           207,796,000
                                                          -------------         -------------        --------------

Costs and expenses:
   Cost of products sold..............................      195,100,000            90,898,000               -
   Operating costs....................................      168,537,000           131,326,000            90,632,000
   Depreciation and amortization......................       53,155,000            39,425,000            23,184,000
   Gain on sale of assets.............................            -                  (609,000)                -
   General and administrative.........................       25,121,000            19,869,000            11,889,000
                                                          -------------         -------------        --------------

      Total costs and expenses........................      441,913,000           280,909,000           125,705,000
                                                          -------------         -------------        --------------

Operating income......................................      128,501,000           105,721,000            82,091,000

Interest and other income.............................          261,000             3,570,000             4,277,000
Interest expense......................................      (38,757,000)          (28,110,000)          (14,783,000)
Loss on debt extinguishment...........................            -                (3,282,000)           (6,540,000)
                                                          -------------         -------------        --------------

Income before income taxes and cumulative effect of
   change in accounting principle.....................       90,005,000            77,899,000            65,045,000

Income tax expense....................................       (5,223,000)           (4,083,000)             (256,000)
                                                          -------------         --------------       --------------

Income before cumulative effect of change in
   accounting principle...............................       84,782,000            73,816,000            64,789,000

Cumulative effect of change in accounting principle -
   adoption of new accounting standard for asset
   retirement obligations.............................       (1,593,000)                -                     -
                                                          -------------         -------------        --------------
Net income ...........................................    $  83,189,000         $  73,816,000        $   64,789,000
                                                          =============         =============        ==============


                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2003                  2002
                                                                             ----------------      ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................  $     38,626,000      $     22,028,000
   Accounts receivable (net of allowance for doubtful accounts
      of $1,693,000 in 2003 and $1,765,000 in 2002)........................        51,864,000            48,926,000
   Inventories.............................................................         9,324,000             4,922,000
   Prepaid expenses and other..............................................         9,205,000             8,498,000
                                                                             ----------------      ----------------

      Total current assets.................................................       109,019,000            84,374,000
                                                                             ----------------      ----------------

Property and equipment.....................................................     1,360,319,000         1,288,762,000
Less accumulated depreciation..............................................       247,349,000           196,570,000
                                                                             ----------------      ----------------

      Net property and equipment...........................................     1,112,970,000         1,092,192,000
                                                                             ----------------      ----------------

Investment in affiliates...................................................        25,456,000            25,604,000

Excess of cost over fair value of net assets of acquired business and
   other assets............................................................        17,237,000            13,240,000
                                                                             ----------------      ----------------
                                                                             $  1,264,682,000      $  1,215,410,000
                                                                             ================      ================


                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable........................................................  $     27,941,000      $     22,064,000
   Accrued expenses........................................................        31,642,000            29,339,000
   Accrued distributions payable...........................................        26,344,000            21,639,000
   Accrued interest payable................................................         9,297,000             7,896,000
   Accrued taxes, other than income taxes..................................         4,031,000             3,598,000
   Deferred terminaling fees...............................................         7,061,000             6,246,000
   Payable to general partner..............................................         3,630,000             5,403,000
                                                                             ----------------      ----------------
      Total current liabilities............................................       109,946,000            96,185,000
                                                                             ----------------      ----------------

Long-term debt.............................................................       617,696,000           694,330,000

Other liabilities and deferred taxes.......................................        43,451,000            31,581,000

Commitments and contingencies

Partners' capital:
   Limited partners........................................................       480,323,000           390,904,000
   General partner.........................................................           894,000             1,016,000
   Accumulated other comprehensive income..................................        12,372,000             1,394,000
                                                                             ----------------      ----------------
      Total partners' capital..............................................       493,589,000           393,314,000
                                                                             ----------------      ----------------
                                                                             $  1,264,682,000      $  1,215,410,000
                                                                             ================      ================


                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2003                  2002                  2001
                                                          -------------         -------------        --------------
Operating activities:
   Net income ........................................    $  83,189,000         $  73,816,000        $   64,789,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       53,155,000            39,425,000            23,184,000
      Equity in earnings of affiliates, net of
        distributions.................................          148,000            (3,164,000)               (5,000)
      Gain on sale of assets..........................            -                  (609,000)                 -
      Deferred income taxes...........................        1,683,000             3,105,000               256,000
      Cumulative effect of change in accounting
        principle.....................................        1,593,000                 -                     -
      Other liabilities...............................        1,190,000            (1,341,000)           (5,422,000)
      Changes in working capital components:
        Accounts receivable...........................       (2,938,000)          (12,379,000)             (824,000)
        Inventories, prepaid expenses and other.......       (5,109,000)           (6,601,000)            1,601,000
        Accounts payable and accrued expenses.........       10,829,000            (1,192,000)            9,298,000
        Payable to general partner....................       (1,773,000)              702,000             2,812,000
                                                         --------------         -------------        --------------
           Net cash provided by operating activities..      141,967,000            91,762,000            95,689,000
                                                         --------------         -------------        --------------


Investing activities:
   Acquisitions, net of cash acquired.................       (1,644,000)         (468,477,000)         (111,562,000)
   Capital expenditures...............................      (44,741,000)          (31,101,000)          (17,246,000)
   Proceeds from sale of assets.......................            -                 1,107,000             2,807,000
   Other, net.........................................       (1,109,000)              306,000              (111,000)
                                                         --------------         -------------        --------------
           Net cash used in investing activities......      (47,494,000)         (498,165,000)         (126,112,000)
                                                         --------------         --------------       --------------

Financing activities:
   Issuance of debt...................................      291,377,000           746,087,000           260,500,000
   Payments of debt...................................     (382,831,000)         (426,647,000)         (164,776,000)
   Distributions......................................      (98,243,000)          (74,439,000)          (62,156,000)
   Net proceeds from issuance of units by KPP.........      109,056,000           175,527,000                 -
                                                         --------------         -------------        --------------
           Net cash provided by (used in) financing
               activities.............................      (80,641,000)          420,528,000            33,568,000
                                                         --------------         -------------        --------------
Effect of exchange rate changes on cash...............        2,766,000                 -                     -
                                                         --------------         -------------        --------------
Increase in cash and cash equivalents.................       16,598,000            14,125,000             3,145,000
Cash and cash equivalents at beginning of period......       22,028,000             7,903,000             4,758,000
                                                         --------------         -------------        --------------
Cash and cash equivalents at end of period............   $   38,626,000         $  22,028,000        $    7,903,000
                                                         ==============         =============        ==============
Supplemental cash flow information:
   Cash paid for interest.............................   $   34,818,000         $  25,942,000        $   14,028,000
                                                         ==============         =============        ==============
   Non-cash investing and financing activities -
      Issuance of units by KPP in connection with
      acquisition of terminals........................   $       -              $       -            $   56,488,000
                                                         ==============         =============        ==============


                 See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                                            Accumulated
                                                                               Other
                                                Limited        General     Comprehensive                    Comprehensive
                                                Partner        Partner     Income (Loss)      Total            Income
                                            --------------   -----------  --------------  -------------   ----------------


Partners' capital at January 31, 2001....   $  162,288,000   $   984,000  $ (1,537,000)   $ 161,735,000

  2001 income allocation.................       64,141,000       648,000           -         64,789,000   $    64,789,000

  Distributions declared.................      (61,554,000)     (602,000)          -        (62,156,000)             -

  Issuance of units by KPP, net of
    offering costs.......................       56,488,000           -             -         56,488,000              -

  Foreign currency translation
    adjustment...........................            -               -        (329,000)        (329,000)         (329,000)
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    64,460,000
                                                                                                          ===============

Partners' capital at December 31, 2001...      221,363,000     1,030,000    (1,866,000)     220,527,000

  2002 income allocation.................       73,078,000       738,000           -         73,816,000   $    73,816,000

  Distributions declared.................      (79,064,000)     (752,000)          -        (79,816,000)             -

  Issuance of units by KPP, net of
    offering costs.......................      175,527,000           -             -        175,527,000              -

  Foreign currency translation
    adjustment...........................            -               -       3,260,000        3,260,000         3,260,000
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    77,076,000
                                                                                                          ===============

Partners' capital at December 31, 2002...      390,904,000     1,016,000     1,394,000      393,314,000

  2003 income allocation.................       82,357,000       832,000           -         83,189,000   $    83,189,000

  Distributions declared.................     (101,994,000)     (954,000)          -       (102,948,000)             -

  Issuance of units by KPP, net of
    offering costs.......................      109,056,000           -             -        109,056,000              -

  Foreign currency translation
    adjustment...........................            -               -      12,662,000       12,662,000        12,662,000

  Interest rate hedging transaction......            -               -      (1,684,000)      (1,684,000)       (1,684,000)
                                            --------------  ------------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    94,167,000
                                                                                                          ===============

Partners' capital at December 31, 2003...   $  480,323,000   $   894,000   $12,372,000   $  493,589,000
                                            ==============   ===========   ===========   ==============


                 See notes to consolidated financial statements.

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     PARTNERSHIP ORGANIZATION

       Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), a limited partnership, owns and operates a refined petroleum products and fertilizer pipeline business and a petroleum products and specialty liquids storage and terminaling business. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), a wholly owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the operations of KPP through its general partner interest and 18% (at December 31, 2003) limited partnership interest. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP.

       In March of 2003, KPP issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce bank borrowings (See Note 5).

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

       In January of 2002, KPP issued 1,250,000 limited partnership units in a public offering at $41.65 per unit, generating approximately $49.7 million in net proceeds. The proceeds were used to reduce borrowings under the Partnership's revolving credit agreement (see Note 5).

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

       Property and Equipment

       Property and equipment are carried at historical cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on a straight-line basis at rates based upon expected useful lives of various classes of assets, as disclosed in Note 4. The rates used for pipeline and storage facilities are the same as those which have been promulgated by the Federal Energy Regulatory Commission. Upon disposal of assets depreciated on an individual basis, the gains and losses are included in current operating income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost, less salvage, is charged against accumulated depreciation.

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

       Revenue and Income Recognition

       The pipeline business provides pipeline transportation of refined petroleum products, liquified petroleum gases, and anhydrous ammonia fertilizer. Pipeline revenues are recognized as services are provided. The Partnership's terminaling services business provides terminaling and other ancillary services. Storage fees are generally billed one month in advance and are reported as deferred income. Terminaling revenues are recognized in the month services are provided. Revenues for the product sales business are recognized when product is sold and title and risk pass to the customer.

       Foreign Currency Translation

       The Partnership translates the balance sheet of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in Partners' Capital. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income. The local currency is considered to be the functional currency, except in the Netherland Antilles and Canada, where the U.S. dollar is the functional currency.

       Excess of Cost Over Fair Value of Net Assets of Acquired Business

       Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill (excess of cost over fair value of net assets of acquired business) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2003, the Partnership had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Partnership at initial adoption date and at December 31, 2003, the Partnership determined that the implied fair value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary. Goodwill amortization included in the results of operations of the Partnership for the year ended December 31, 2001 was not material.

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

       Asset Retirement Obligations

       Effective January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Partnership did not record a retirement obligation for certain of its pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At December 31, 2003, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2001, was not material to the results of operations of the Partnership for the years ended December 31, 2003, 2002 and 2001. In 2003, accretion expense of $0.4 million was included in operating costs.

       Comprehensive Income

       The Partnership follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires additional disclosure and does not affect the Partnership's financial position or results of operations.

       Income Taxes

       Income (loss) before income tax expense and extraordinary items, is made up of the following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2003                  2002                  2001
                                                          -------------         -------------        --------------

       Partnership operations........................     $  71,104,000         $  71,614,000        $   62,650,000
       Corporate operations:
            Domestic.................................        (3,055,000)            2,046,000            (1,594,000)
            Foreign..................................        21,956,000             4,239,000             3,989,000
                                                          -------------         -------------        --------------
                                                          $  90,005,000         $  77,899,000        $   65,045,000
                                                          =============         =============        ==============

       Partnership operations are not subject to federal or state income taxes. However, certain operations of terminaling operations are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 2003, 2002 and 2001 primarily consists of U.S. and foreign income taxes of $5.2 million, $4.1 million and $0.3 million, respectively. The net deferred tax liability of $20.6 million and $17.8 million at December 31, 2003 and 2002, respectively, consists of deferred tax liabilities of $48.8 million and $41.7 million, respectively, and deferred tax assets of $28.2 million and $23.9 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation and the deferred tax assets consist primarily of net operating loss carryforwards. The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $43.1 million which are subject to various limitations on use and expire in years 2008 through 2023.

       On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002 (see Note 3), to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

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

       The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. SFAS No. 109, "Accounting for Income Taxes," requires disclosure of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. Management of the Partnership does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

       Cash Distributions

       The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate distributions of $98.2 million, $74.4 million and $62.2 million, were paid to limited partner interests and general partner interests in 2003, 2002 and 2001, respectively.

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

       On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013 (see Note 5.) In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt. For the year ended December 31, 2003, $0.1 million of amortization is included in interest expense.

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

       In March of 2001, the Partnership entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts were included as a component of interest and other income. On May 22, 2001, the contracts were settled resulting in a gain of $3.8 million, which is included in interest and other income in 2001.

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

       In December 2003, the FASB issued Interpretation No. 46 (Revised December
2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
(VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R has not and is not expected to have a material impact on the consolidated financial statements of the Partnership.

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


3.     ACQUISITIONS

       On December 24, 2002, the Partnership acquired a 400-mile petroleum products pipeline and four terminals in North Dakota and Minnesota from Tesoro Refining and Marketing Company for approximately $100 million in cash, subject to normal post-closing adjustments. The acquisition was initially funded with bank debt (see Note 5). Based on the evaluations performed, no amounts were assigned to goodwill or to other intangible assets in the purchase price allocation.

       On November 1, 2002, the Partnership acquired an approximately 2,000-mile anhydrous ammonia pipeline system from Koch Pipeline Company, L.P. for approximately $139 million in cash. This fertilizer pipeline system originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The acquisition was initially funded with bank debt (see Note 5). The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. Based on the evaluations performed, no amounts were assigned to goodwill or to other intangible assets in the purchase price allocation.

       On September 18, 2002, the Partnership acquired eight bulk liquid storage terminals in Australia and New Zealand from Burns Philp & Co. Ltd. for approximately $47 million in cash. The results of operations and cash flows of the acquired business are included in the consolidated financial statements of the Partnership since the date of acquisition. Based on the evaluations performed, no amounts were assigned to goodwill or to other intangible assets in the purchase price allocation.

       On  February  28,  2002,  the  Partnership  acquired  all of the  liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia") for approximately $178 million in cash (net of acquired cash). The acquired Statia subsidiaries had approximately $107 million in outstanding debt, including $101 million of 11.75% notes due in November 2003. The cash portion of the purchase price was initially funded by the Partnership's revolving credit agreement and proceeds from the Partnership's February 2002 public debt offering (see Note 5). In April of 2002, the Partnership redeemed all of Statia's 11.75% notes at 102.938% of the principal amount, plus accrued interest. The redemption was funded by the Partnership's revolving credit facility (see Note 5). Under the provisions of the 11.75% notes, the Partnership incurred a $3.0 million prepayment penalty, of which $2.0 million was recognized as loss on debt extinguishment in 2002.

       The results of operations and cash flows of Statia are included in the consolidated financial statements of the Partnership since the date of acquisition. Based on the valuations performed, no amounts were assigned to goodwill or to other tangible assets. A summary of the allocation of the Statia purchase price, net of cash acquired, is as follows:

       Current assets.........................................    $  10,898,000
       Property and equipment.................................      320,008,000
       Other assets...........................................           53,000
       Current liabilities....................................      (39,052,000)
       Long-term debt.........................................     (107,746,000)
       Other liabilities......................................       (5,957,000)
                                                                  -------------
           Purchase price.....................................    $ 178,204,000
                                                                  =============

       Assuming the Statia acquisition occurred on January 1, 2001, unaudited pro forma revenues and net income would have been $411.3 million and $72.8 million, respectively, for the year ended December 31, 2002, and $410.0 million and $63.9 million, respectively, for the year ended December 31, 2001.

       On January 3, 2001, the Partnership acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was initially supplied by the Partnership's revolving credit facility (see Note 5). The acquisition was accounted for using the purchase method of accounting.


4.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is summarized as follows:

                                                        Estimated
                                                         Useful                             December 31,
                                                          Life               --------------------------------------
                                                         (Years)                    2003                2002
                                                     --------------          ------------------   -----------------

       Land......................................           -                $       75,912,000   $      72,152,000
       Buildings.................................        25 - 35                     36,229,000          27,559,000
       Pipeline and terminaling equipment........        15 - 40                  1,115,458,000       1,067,794,000
       Marine equipment..........................        15 - 30                     87,204,000          84,641,000
       Furniture and fixtures....................        5 - 15                      11,388,000           7,892,000
       Transportation equipment..................         3 - 6                       7,360,000           5,414,000
       Construction work-in-progress.............           -                        26,768,000          23,310,000
                                                                             ------------------   -----------------
       Total property and equipment..............                                 1,360,319,000       1,288,762,000
       Less accumulated depreciation.............                                   247,349,000         196,570,000
                                                                             ------------------   -----------------
       Net property and equipment................                            $    1,112,970,000   $   1,092,192,000
                                                                             ==================   =================



5.     LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                    2003                  2002
                                                                              ---------------        --------------

       $400 million revolving credit facility, due in April of 2006........   $    54,169,000        $        -
       $250 million 5.875% senior unsecured notes, due in June of 2013.....       250,000,000                 -
       $250 million 7.75% senior unsecured notes, due in February of 2012..       250,000,000           250,000,000
       $275 million revolving credit facility, repaid in April of 2003.....             -               243,000,000
       Bank bridge facility, repaid in April of 2003.......................             -               175,000,000
       Term loans, due in April of 2006....................................        29,243,000            26,330,000
       Australian bank facility, due in April of 2006......................        34,284,000                 -
                                                                              ---------------        --------------
       Total long-term debt................................................   $   617,696,000        $  694,330,000
                                                                              ===============        ==============

         In April of 2003, the Partnership entered into a new credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to partners. At December 31, 2003, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2003, $54.2 million was outstanding under the new credit agreement.

         On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2003, the Partnership was in compliance with all covenants.

       In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the Statia acquisition (see Note 3). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2003, the Partnership was in compliance with all covenants.

       In January of 2001, the Partnership used proceeds from its revolving credit agreement to repay in full its $128 million of mortgage notes. Under the provisions of the mortgage notes, the Partnership incurred a $6.5 million prepayment penalty, which was recognized as loss on debt extinguishment in 2001.


6.     COMMITMENTS AND CONTINGENCIES

       The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2003:

        Year ending December 31:
                 2004......................................      $    4,325,000
                 2005......................................           2,028,000
                 2006......................................           1,678,000
                 2007......................................           1,416,000
                 2008......................................             934,000
                 Thereafter................................             342,000
                                                                 --------------
           Total minimum lease payments....................      $   10,723,000
                                                                 ==============

       Total rent expense under operating leases amounted to $14.5 million, $9.4 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

       The operations of the Partnership are subject to federal, state and local laws and regulations in the United States and the various foreign locations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $28.6 million at December 31, 2003, including $25.5 million related to acquisitions of pipelines and terminals. During 2003, 2002 and 2001, respectively, the Partnership incurred $2.1 million, $2.4 million and $5.2 million of costs related to such acquisition reserves and reduced the liability accordingly.

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

         By letter dated July 26, 2001, the United States Department of Justice ("DOJ") advised ST Services that the Government intends to seek reimbursement from ST Services under the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and the Declaratory Judgment Act for the Government's response costs at the two spill areas discussed above. The DOJ relied in part on the Texas state court judgment, which in the DOJ's view, held that ST Services was the current owner of the pipeline and the successor-in-interest of the prior owner and operator. The Government advised ST Services that it believes it has incurred costs exceeding $40 million, and expects  to  incur  future  costs  exceeding  an  additional  $22  million,  for remediation of the two spill areas. The Partnership believes that its subsidiaries have substantial defenses. ST Services responded to the DOJ on September 6, 2001, contesting the Government's positions and declining to reimburse any response costs. The DOJ has not filed a lawsuit against ST Services seeking cost recovery for its environmental investigation and response costs. Representatives of ST Services have met with representatives of the Government on several occasions since September 6, 2001 to discuss the Government's claims and to exchange information related to such claims. Additional exchanges of information are expected to occur in the future and additional meetings may be held to discuss possible resolution of the Government's claims without litigation. The Partnership does not believe this matter will have a materially adverse effect on its financial condition, although there can be no assurances as to the ultimate outcome.

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

       On December 13, 2002, ST Services sued PEPCO in the Superior Court, District of Columbia, seeking, among other things, a declaratory judgment as to ST Services' legal obligations, if any, to reimburse PEPCO for costs of the oil spill. On December 16, 2002, PEPCO sued ST Services in the United States District Court for the District of Maryland, seeking recovery of all its costs for remediation of and response to the oil spill. Pursuant to an agreement between ST Services and PEPCO, ST Services' suit was dismissed, subject to refiling. ST Services has moved to dismiss PEPCO's suit. ST Services is vigorously defending against PEPCO's claims and is pursuing its own counterclaims for return of monies ST Services has advanced to PEPCO for settlements and cleanup costs. The Partnership believes that any costs or damages resulting from these lawsuits will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition. The amounts claimed by PEPCO, if recovered, would trigger an excess insurance policy which has a $600,000 retention, but the Partnership does not believe that such retention, if incurred, would materially adversely affect the Partnership's financial condition.

       The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Partnership.


7.     RELATED PARTY TRANSACTIONS

       The Partnership has no employees and is managed and controlled by KPL. KPL and KSL are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $36.3 million, $27.3 million and $18.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, include compensation and benefits paid to officers and employees of KPL and KSL, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $26.6 million, $17.7 million and $14.3 million of compensation and benefits, paid to officers and employees of KPL and KSL for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Partnership paid $0.6 million in 2003, $0.6 million in 2002 and $0.5 million in 2001 for an allocable portion of KPL's overhead expenses. At December 31, 2003 and 2002, the Partnership owed KPL and KSL $3.6 million and $5.4 million, respectively, for these expenses which are due under normal invoice terms.

8.     BUSINESS SEGMENT DATA

       The Partnership conducts business through three principal segments; the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier, the "Terminaling Operations," which provides storage for petroleum products, specialty chemicals and other liquids, and the "Product Sales Operations", which delivers bunker fuel to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests.


       The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2003                2002              2001
                                                                ----------------    ---------------     --------------
      Business segment revenues:
         Pipeline operations..................................  $    119,633,000    $    82,698,000     $   74,976,000
         Terminaling operations...............................       234,958,000        205,971,000        132,820,000
         Product sales operations.............................       215,823,000         97,961,000             -
                                                                ----------------    ---------------     --------------

                                                                $    570,414,000    $   386,630,000     $  207,796,000
                                                                ================    ===============     ==============
       Business segment profit:
         Pipeline operations..................................  $     51,860,000    $    38,623,000     $   36,773,000
         Terminaling operations...............................        66,532,000         65,040,000         45,318,000
         Product sales operations.............................        10,109,000          2,058,000             -
                                                                ----------------    ---------------     --------------
            Operating income..................................       128,501,000        105,721,000         82,091,000
         Interest and other income ...........................           261,000          3,570,000          4,277,000
         Interest expense.....................................       (38,757,000)       (28,110,000)       (14,783,000)
         Loss on debt extinguishment..........................             -             (3,282,000)        (6,540,000)
                                                                ----------------    ---------------     --------------
            Income before income taxes and cumulative effect
              of change in accounting principle...............  $     90,005,000    $    77,899,000     $   65,045,000
                                                                ================    ===============     ==============

       Business segment assets:
         Depreciation and amortization:
            Pipeline operations...............................  $     14,117,000    $     6,408,000     $    5,478,000
            Terminaling operations............................        38,089,000         32,368,000         17,706,000
            Product sales operations..........................           949,000            649,000             -
                                                                ----------------    ---------------     --------------

                                                                $     53,155,000    $    39,425,000     $   23,184,000
                                                                ================    ===============     ==============

         Capital expenditures (excluding acquisitions):
            Pipeline operations...............................  $      9,584,000    $     9,469,000     $    4,309,000
            Terminaling operations............................        34,572,000         20,953,000         12,937,000
            Product sales operations..........................           585,000            679,000             -
                                                                ----------------    ---------------     --------------

                                                                $     44,741,000    $    31,101,000     $   17,246,000
                                                                ================    ===============     ==============


                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                      2003                2002               2001
                                                                ----------------    ---------------     --------------
        Total assets:
           Pipeline operations................................  $    352,901,000    $   352,657,000     $  105,156,000
           Terminaling operations.............................       874,185,000        844,321,000        443,215,000
           Product sales operations...........................        37,596,000         18,432,000             -
                                                                ----------------    ---------------     --------------

                                                                $  1,264,682,000    $ 1,215,410,000     $  548,371,000
                                                                ================    ===============     ==============


       The following geographical area data includes revenues and operating income based on location of the operating segment and net property and equipment based on physical location.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2003                2002              2001
                                                                ----------------    ---------------     --------------
       Geographical area revenues:
         United States........................................  $    240,518,000    $   202,124,000     $  186,734,000
         United Kingdom.......................................        26,392,000         23,937,000         21,062,000
         Netherlands Antilles.................................       241,693,000        132,387,000             -
         Canada...............................................        41,689,000         23,207,000             -
         Australia and New Zealand............................        20,122,000          4,975,000             -
                                                                ----------------    ---------------     --------------

                                                                $    570,414,000    $   386,630,000     $  207,796,000
                                                                ================    ===============     ==============


       Geographical area operating income:
         United States........................................  $     87,962,000    $    82,906,000     $   76,575,000
         United Kingdom.......................................         8,583,000          7,318,000          5,516,000
         Netherlands Antilles.................................        19,223,000          9,616,000             -
         Canada...............................................         6,777,000          4,398,000             -
         Australia and New Zealand............................         5,956,000          1,483,000             -
                                                                ----------------    ---------------     --------------

                                                                $    128,501,000    $   105,721,000     $   82,091,000
                                                                ================    ===============     ==============

                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                       2003                2002              2001
                                                                ----------------    ---------------     --------------
       Geographical area net property and equipment:
         United States........................................  $    693,295,000    $   690,178,000     $  440,104,000
         United Kingdom.......................................        51,392,000         46,543,000         41,170,000
         Netherlands Antilles.................................       217,143,000        224,810,000             -
         Canada...............................................        74,995,000         78,789,000             -
         Australia and New Zealand............................        76,145,000         51,872,000             -
                                                                ----------------    ---------------     --------------

                                                                $  1,112,970,000    $ 1,092,192,000     $  481,274,000
                                                                ================    ===============     ==============


9.     FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of all debt as of December 31, 2003 and 2002 was approximately $630 million and $709 million, as compared to the carrying value of $618 million and $694 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. See Note 2 regarding derivative instruments.

       The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 2003. No customer constituted 10 percent or more of consolidated revenues in 2003, 2002 or 2001.


10.    QUARTERLY FINANCIAL DATA (unaudited)

       Quarterly operating results for 2003 and 2002 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,      December 31,
                                            ----------------    ----------------    ---------------     --------------
2003:
       Revenues.......................      $    140,757,000    $    146,948,000    $   140,404,000     $  142,305,000
                                            ================    ================    ===============     ==============

       Operating income...............      $     33,598,000    $     33,041,000    $    32,016,000     $   29,846,000
                                            ================    ================    ===============     ==============

       Net income.....................      $     22,049,000(a) $     22,829,000    $    20,323,000     $   17,988,000
                                            ================    ================    ===============     ==============


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
                                            ================    ================    ===============     ==============

       Net income.....................      $     17,416,000    $     17,133,000(b) $    19,491,000     $   19,776,000(c)
                                            ================    ================    ===============     ==============


(a)      Includes cumulative effect of change in accounting principle - adoption
         of  new  accounting  standard  for  asset  retirement   obligations  of
         approximately $1.6 million in expense.

(b)      Includes loss on debt extinguishment of approximately $1.9 million.

(c) Includes loss on debt extinguishment of approximately $1.2 million and gain on interest rate lock transaction at approximately $3.0 million.

                                                                     Schedule II


                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                    Additions
                                                        ------------------------------
                                        Balance at       Charged to         Charged to                      Balance at
                                       Beginning of        Costs and           Other                          End of
                                          Period          Expenses           Accounts       Deductions        Period
                                       -------------    -------------     ------------    --------------   ------------

ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2003:
   For doubtful receivables
     classified as current assets...   $       1,765      $       401     $        -        $   (473)(b)    $    1,693
                                       =============      ===========     =============     ========        ==========

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $         278      $       925     $         841(a)  $   (279)(b)    $    1,765
                                       =============      ===========     =============     ========        ==========

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $         250      $       124     $        -        $    (96)(b)    $      278
                                       =============      ===========     =============     ========        ==========



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

                                         KANEB PIPE LINE OPERATING
                                         PARTNERSHIP, L.P.
                                         By:      Kaneb Pipe Line Company LLC
                                                  General Partner
                                         By:        //s//  EDWARD D. DOHERTY
                                             ---------------------------------
                                             Chairman of the Board and
                                             Chief  Executive Officer
                                             Date: March 12, 2004


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Operating Partnership, L.P. and in the capacities with Kaneb Pipe Line Company LLC and on the date indicated.

      Signature                                                       Title                      Date
----------------------------------------                       ---------------------------   --------------
Principal Executive Officer
      //s//  EDWARD D. DOHERTY                                 Chairman of the Board         March 12, 2004
----------------------------------------                       and Chief Executive Officer

Principal Accounting Officer
     //s//  HOWARD C. WADSWORTH                                Vice President                March 12, 2004
----------------------------------------                       Treasurer & Secretary


Directors

         //s//  SANGWOO AHN                                    Director                      March 12, 2004
----------------------------------------



        //s//  JOHN R. BARNES                                  Director                      March 12, 2004
----------------------------------------



       //s//  MURRAY R. BILES                                  Director                      March 12, 2004
----------------------------------------



     //s//  FRANK M. BURKE, JR.                                Director                      March 12, 2004
----------------------------------------



       //s//  CHARLES R. COX                                   Director                      March 12, 2004
----------------------------------------



         //s//  HANS KESSLER                                   Director                      March 12, 2004
----------------------------------------



       //s//  JAMES R. WHATLEY                                 Director                      March 12, 2004
----------------------------------------



                                                                    Exhibit 31.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------


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

         b)       [intentionally omitted pursuant to SEC Release No. 34-47986];

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report, based on such evaluation; and

         d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 12, 2004
                                               //s//  EDWARD D. DOHERTY
                                    --------------------------------------------
                                    Edward D. Doherty
                                    Chief Executive Officer

                                                                    Exhibit 31.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------


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

         b)       [intentionally omitted pursuant to SEC Release No. 34-47986];

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report, based on such evaluation; and

         d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 12, 2004


                                                //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002
          ------------------------------------------------------------


The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Operating Partnership, L.P. and will be retained by Kaneb Pipe Line Operating Partnership, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 12, 2004
                                               //s//  EDWARD D. DOHERTY
                                    --------------------------------------------
                                    Edward D. Doherty
                                    Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002
          ------------------------------------------------------------


The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Operating Partnership, L.P. and will be retained by Kaneb Pipe Line Operating Partnership, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 12, 2004


                                                //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer