Form 10-Q
period 2004-03-31
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2004-05-07
CIK 1122667

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

                  For the Quarterly Period Ended March 31, 2004

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


FORM 10-Q
QUARTER ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

                                                                                                           Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                      March 31, 2004 and 2003                                                                1

                  Condensed Consolidated Balance Sheets - March 31, 2004
                      and December 31, 2003                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2004 and 2003                                                   3

                  Notes to Consolidated Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         12

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 22

Item 4.           Controls and Procedures                                                                   22

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          23



KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ------------   -------------

Revenues:
    Services                                                                           $     90,698   $      86,694
    Products                                                                                 55,715          54,063
                                                                                       ------------   -------------

        Total revenues                                                                      146,413         140,757
                                                                                       ------------   -------------

Costs and expenses:
    Cost of products sold                                                                    51,039          47,886
    Operating costs                                                                          43,210          40,458
    Depreciation and amortization                                                            13,898          13,022
    General and administrative                                                                5,704           5,793
                                                                                       ------------   -------------
        Total costs and expenses                                                            113,851         107,159
                                                                                       ------------   -------------

Operating income                                                                             32,562          33,598
Interest and other income                                                                         5              88
Interest expense                                                                            (10,436)         (8,615)
                                                                                       ------------   -------------
Income before income taxes and cumulative effect of
    change in accounting principle                                                           22,131          25,071
Income tax expense                                                                           (1,152)         (1,429)
                                                                                       ------------   -------------
Income before cumulative effect of change in accounting
    principle                                                                                20,979          23,642
Cumulative effect of change in accounting principle - adoption
    of new accounting standard for asset retirement obligations                                -             (1,593)
                                                                                       ------------   -------------
        Net income                                                                     $     20,979   $      22,049
                                                                                       ============   =============


                 See notes to consolidated financial statements.

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2004                    2003
                                                                         -----------------       ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $        36,545       $        38,626
    Accounts receivable                                                             56,264                51,864
    Inventories                                                                      8,228                 9,324
    Prepaid expenses and other                                                       7,556                 9,205
                                                                           ---------------       ---------------
        Total current assets                                                       108,593               109,019
                                                                           ---------------       ---------------

Property and equipment                                                           1,367,779             1,360,319
Less accumulated depreciation                                                      261,233               247,349
                                                                           ---------------       ---------------
    Net property and equipment                                                   1,106,546             1,112,970
                                                                           ---------------       ---------------

Investment in affiliates                                                            27,094                25,456

Excess of cost over fair value of net assets of
    acquired businesses and other assets                                            17,191                17,237
                                                                           ---------------       ---------------
                                                                           $     1,259,424       $     1,264,682
                                                                           ===============       ===============


                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                       $        27,723       $        27,941
    Accrued expenses                                                                37,228                35,673
    Accrued distributions payable                                                   26,344                26,344
    Accrued interest payable                                                         8,597                 9,297
    Deferred terminaling fees                                                        7,105                 7,061
    Payable to general partner                                                       3,912                 3,630
                                                                           ---------------       ---------------
        Total current liabilities                                                  110,909               109,946
                                                                           ---------------       ---------------

Long-term debt                                                                     617,578               617,696

Other liabilities and deferred taxes                                                42,903                43,451

Commitments and contingencies

Partners' capital                                                                  488,034               493,589
                                                                           ---------------       ---------------
                                                                           $     1,259,424       $     1,264,682
                                                                           ===============       ===============


                 See notes to consolidated financial statements.

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ------------   -------------

Operating activities:
    Net income                                                                         $     20,979   $      22,049
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                                     13,898          13,022
           Equity in earnings of affiliates, net of distributions                            (1,638)           (297)
           Deferred income taxes                                                                (53)          1,049
           Cumulative effect of change in accounting principle                                 -              1,593
           Changes in working capital components                                               (692)         (7,273)
                                                                                       ------------   -------------
               Net cash provided by operating activities                                     32,494          30,143
                                                                                       ------------   -------------
Investing activities:
    Capital expenditures                                                                     (7,347)        (11,734)
    Other                                                                                      (884)           (229)
                                                                                       ------------   -------------
               Net cash used in investing activities                                         (8,231)        (11,963)
                                                                                       ------------   -------------
Financing activities:
    Issuance of debt                                                                           -             14,000
    Payments of debt                                                                           -           (105,000)
    Distributions                                                                           (26,344)        (21,639)
    Net proceeds from issuance of units by KPP                                                 -            104,770
                                                                                       ------------   -------------
               Net cash used in financing activities                                        (26,344)         (7,869)
                                                                                       ------------   -------------
Increase (decrease) in cash and cash equivalents                                             (2,081)         10,311
Cash and cash equivalents at beginning of period                                             38,626          22,028
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     36,545   $      32,339
                                                                                       ============   =============
Supplemental cash flow information - cash paid for interest                            $     10,738   $      13,280
                                                                                       ============   =============


                 See notes to consolidated financial statements.
                                        3

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Pipe Line Operating Partnership, L.P. and its subsidiaries (the "Partnership") for the three month periods ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Partnership are disclosed in the notes to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Partnership and its consolidated subsidiaries at March 31, 2004 and the consolidated results of their operations and cash flows for the periods ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


2.   FINANCINGS

     In March of 2003, Kaneb Pipe Line Partners, L.P. ("KPP"), which holds a 99% interest in the Partnership, issued 3,122,500 limited partnership units in a public offering at $36.54 per unit, generating approximately $109.1 million in net proceeds. The proceeds were used to reduce the amount of indebtedness under the Partnership's bridge facility.

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to partners. At March 31, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At March 31, 2004, $54.2 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At March 31, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2004 and 2003, is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)
     Net income                                                                 $      20,979      $       22,049
     Foreign currency translation adjustment                                             (236)              2,820
     Interest rate hedging transaction                                                     46               -
                                                                                -------------      --------------
     Comprehensive income                                                       $      20,789      $       24,869
                                                                                =============      ==============

     Accumulated other comprehensive income aggregated $12.2 million and $12.4 million at March 31, 2004 and December 31, 2003, respectively.


4.   CASH DISTRIBUTIONS

     The Partnership makes regular cash distributions in accordance with its partnership agreement within 45 days after the end of each quarter to holders of limited partner and general partner interests. Aggregate cash distributions of $26.3 million and $21.6 million were paid to limited partner and general partner interests for the three month periods ended March 31, 2004 and 2003, respectively.

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

     Certain subsidiaries of the Partnership were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which the Partnership acquired ST Services in 1993. The lawsuit involves environmental response and remediation costs allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts (the "Otis pipeline" or the "pipeline"), ceased operations in 1973 and was abandoned before 1978, when the connecting terminal was sold to an unrelated entity. Grace alleged that subsidiaries of the Partnership acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling from the Texas court that these subsidiaries are responsible for all liabilities, including all present and future remediation expenses, associated with these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. In the lawsuit, Grace also sought indemnification for expenses of approximately $3.5 million that it had incurred since 1996 for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of the Partnership's subsidiaries has been that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

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

     On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay of actions against Grace. This automatic stay covers the appeal of the Dallas litigation, and the Texas Court of Appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once that stay is lifted, the Partnership's subsidiaries that are party to the lawsuit intend to resume vigorous prosecution of the appeal.

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

     On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. Work performed with regard to the pipeline was conducted by a partnership of which ST Services is general partner. PEPCO has reported that it has incurred total cleanup costs of $70 million to $75 million. PEPCO probably will continue to incur some cleanup related costs for the foreseeable future, primarily in connection with EPA requirements for monitoring the condition of some of the impacted areas. Since May 2000, ST Services has provisionally contributed a minority share of the cleanup expense, which has been funded by ST Services' insurance carriers. ST Services and PEPCO have not, however, reached a final agreement regarding ST Services' proportionate responsibility for this cleanup effort, if any, and cannot predict the amount, if any, that ultimately may be determined to be ST Services' share of the remediation expense, but ST Services believes that such amount will be covered by insurance and therefore will not materially adversely affect the Partnership's financial condition.

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

     PEPCO and ST Services agreed with the federal government and the State of Maryland to pay costs of assessing natural resource damages arising from the Swanson Creek oil spill under OPA and of selecting restoration projects. This process was completed in mid-2002. ST Services' insurer has paid ST Services' agreed 50 percent share of these assessment costs. In late November 2002, PEPCO and ST Services entered into a Consent Decree resolving the federal and state trustees' claims for natural resource damages. The decree required payments by ST Services and PEPCO of a total of approximately $3 million to fund the restoration projects and for remaining damage assessment costs. The federal court entered the Consent Decree as a final judgment on December 31, 2002. PEPCO and ST Services have each paid their 50% share and thus fully performed their payment obligations under the Consent Decree. ST Services' insurance carrier funded ST Services' payment.

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


6.   BUSINESS SEGMENT DATA

     The Partnership conducts business through three principal operations: the "Pipeline Operations," which consists primarily of the transportation of refined petroleum products and fertilizer in the Midwestern states as a common carrier; the "Terminaling Operations," which provides storage for petroleum products, specialty chemicals and other liquids; and the "Product Sales Operations," which delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada, and sells bulk petroleum products to various commercial interests.

     The Partnership measures segment profit as operating income. Total assets are those controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

    Business segment revenues:
        Pipeline operations                                                     $      27,903      $       28,008
        Terminaling operations                                                         62,795              58,686
        Product sales operations                                                       55,715              54,063
                                                                                -------------      --------------
                                                                                $     146,413      $      140,757
                                                                                =============      ==============

     Business segment profit:
        Pipeline operations                                                     $      11,210      $       11,977
        Terminaling operations                                                         18,484              18,040
        Product sales operations                                                        2,868               3,581
                                                                                -------------      --------------
            Operating income                                                           32,562              33,598
        Interest and other income                                                           5                  88
        Interest expense                                                              (10,436)             (8,615)
                                                                                -------------      --------------
            Income before income taxes and cumulative
               effect of change in accounting principle                         $      22,131      $       25,071
                                                                                =============      ==============


                                                                                  March 31,         December 31,
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                         (in thousands)

     Total assets:
        Pipeline operations                                                     $     357,604      $     352,901
        Terminaling operations                                                        858,523            874,185
        Product sales                                                                  43,297             37,596
                                                                                -------------      -------------
                                                                                $   1,259,424      $   1,264,682
                                                                                =============      =============


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Partnership did not record a retirement obligation for certain of its pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At March 31, 2004, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The application of SFAS No. 143 did not have a material impact on the results of operations of the Partnership for the three months ended March 31, 2004 or 2003.

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Partnership.

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

     General

     The Partnership, a limited partnership, is engaged in the refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the operations of KPP through its general partner interest and an 18% (at March 31, 2004) limited partner interest. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP.

     The Partnership's  petroleum  pipeline  business consists  primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota, North Dakota, Colorado, Wyoming and Minnesota. Common carrier activities are those under which transportation through the pipelines is available at published tariffs filed, in the case of interstate shipments with the Federal Energy Regulatory Commission (the "FERC"), or in the case of intrastate shipments, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The petroleum pipelines primarily transport gasoline, diesel oil, fuel oil and propane. Substantially all of the petroleum pipeline operations constitute common carrier operations that are subject to federal or state tariff regulations. The Partnership also owns an approximately 2,000-mile anhydrous ammonia pipeline system acquired from Koch Pipeline Company, L.P. in November of 2002. The fertilizer pipeline originates in southern Louisiana, proceeds north through Arkansas and Missouri, and then branches east into Illinois and Indiana and north and west into Iowa and Nebraska. The Partnership's petroleum pipeline business depends on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refineries and marketers having access to the pipelines to supply such demand by deliveries through the pipelines. The Partnership's pipeline revenues are based on volumes shipped and the distance over which such volumes are transported.

     The Partnership's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling businesses in the United States. In the United States, the Partnership operates 37 facilities in 20 states. The Partnership also owns and operates six terminals located in the United Kingdom, eight terminals in Australia and New Zealand, a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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

     Consolidated Results of Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $    146,413        $    140,757
                                                                                ============         ===========
     Operating Income                                                           $     32,562        $     33,598
                                                                                ============        ============
     Income before cumulative effect of change in
         accounting principle                                                   $     20,979        $      23,642
     Cumulative effect of change in accounting principle                                 -                 (1,593)
                                                                                ------------        -------------
     Net income                                                                 $     20,979        $      22,049
                                                                                ============        =============
     Capital expenditures, excluding acquisitions                               $      7,347        $      11,734
                                                                                ============        =============

     For the three months ended March 31, 2004, revenues increased by $5.7 million, or 4%, when compared to the first quarter of 2003, due to a $4.1 million increase in terminaling business revenues and a $1.7 million increase in product sales revenues, partially offset by a $0.1 million decrease in pipeline revenues. Operating income for the three months ended March 31, 2004 decreased by $1.0 million, or 3%, when compared to the same period in 2003, due to a $0.8 million decrease in pipeline operating income and a $0.7 million decrease in product sales operating income, partially offset by a $0.4 million increase in terminaling operating income. Income before cumulative effect of change in accounting principle for the three months ended March 31, 2004 decreased by $2.7 million, when compared to the first three months of 2003. Overall, net income for the three months ended March 31, 2004 decreased by $1.1 million, when compared the three months ended March 31, 2003, which included a charge of $1.6 million for the cumulative effect of change in accounting principle-adoption of new accounting standard for asset retirement obligations.

     Pipeline Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $      27,903      $       28,008
     Operating costs                                                                   11,487              11,241
     Depreciation and amortization                                                      3,599               3,497
     General and administrative                                                         1,607               1,293
                                                                                -------------      --------------
        Operating income                                                        $      11,210      $       11,977
                                                                                =============      ==============


     Pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or the Surface Transportation Board, the pipelines compete primarily on the basis of quality of service, including delivery of products at convenient locations on a timely basis to meet the needs of their customers. For the three month period ended March 31, 2004, revenues decreased by $0.1 million, when compared to the same 2003 period, due to decreases in barrel miles of petroleum products shipped. Barrel miles on petroleum pipelines totaled 5.1 billion and 5.4 billion for the three months ended March 31, 2004 and 2003, respectively.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $0.2 million for the three month period ended March 31, 2004, when compared to 2003, due to unusually high expenses relating to maintenance and repairs required by government regulation and increases in power and fuel costs. For the three months ended March 31, 2004, depreciation and amortization increased by
     $0.1 million, when compared to the same 2003 period, due primarily to routine maintenance capital expenditures. General and administrative costs, which include managerial, accounting and administrative personnel costs, office rent and expense, legal and professional costs and other non-operating costs, increased by $0.3 million for the three month period ended March 31, 2004, when compared to the same 2003 period, due primarily to increases in personnel-related costs.

     Terminaling Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $      62,795      $       58,686
     Operating costs                                                                   30,343              27,277
     Depreciation and amortization                                                     10,084               9,244
     General and administrative                                                         3,884               4,125
                                                                                -------------      --------------
        Operating income                                                        $      18,484      $       18,040
                                                                                =============      ==============

     For the three month period ended March 31, 2004, terminaling revenues increased by $4.1 million, or 7%, when compared to the same 2003 period, due to increases in both the average tankage utilized and the average price realized per barrel of tankage utilized. Average tankage utilized for the three month period ended March 31, 2004 was 48.2 million, compared to 47.4 million, for the same prior year period. For the three month period ended March 31, 2004, average annualized revenues per barrel of tankage utilized increased to $5.24 per barrel, compared to $5.02 per barrel for the same prior year period, due primarily to favorable domestic market conditions.

     For the three month period ended March 31, 2004, operating costs increased by $3.1 million, when compared to the same 2003 period, a result of overall increases in tank utilization and planned maintenance. For the three months ended March 31, 2004, depreciation and amortization increased by $0.8 million, when compared to the same 2003 period, due to expansion and routine maintenance capital expenditures. General and administrative costs for the three month period ended March 31, 2004, decreased slightly, when compared to the same 2003 period.


     Product Sales

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $      55,715      $       54,063
     Cost of products sold                                                             51,039              47,886
                                                                                -------------      --------------
     Gross margin                                                               $       4,676      $        6,177
                                                                                =============      ==============
     Operating income                                                           $       2,868      $        3,581
                                                                                =============      ==============


     For the three months ended March 31, 2004, product sales revenues increased by $1.7 million and gross margin and operating income decreased by $1.5 million and $0.7 million, respectively, when compared to the same 2003 period. The revenue increase is a result of increases in volumes sold, partially offset by a decrease in the overall sales price realized. The decrease in gross margins and operating income for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003, is due to lower overall sales prices realized and resulting margins, when compared to the unusually high levels realized in 2003. Product inventories are maintained at minimum levels to meet customer's needs; however, market prices for petroleum products can fluctuate significantly in short periods of time.

     Interest Expense

     For the three months ended March 31, 2004, interest expense increased by $1.8 million, compared to the same 2003 period, due to the May 2003 refinancing of variable rate bank debt with $250 million of 5.875% senior unsecured notes, partially offset by overall declines in debt levels outstanding due to KPP's March 2003 issuance of limited partnership units (see "Liquidity and Capital Resources").

     Income Taxes

     Partnership operations are not subject to federal or state income taxes. However, certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $1.2 million and $1.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Partnership, which was acquired on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

     Liquidity and Capital Resources

     Cash provided by operations was $32.5 million and $30.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase was due primarily to changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by the overall decrease in first quarter 2004 operating income, when compared to the same 2003 period.

     Capital expenditures were $7.3 million for the three months ended March 31, 2004, compared to $11.7 million during the same 2003 period. Such expenditures included $5.7 million and $6.3 million in maintenance and environmental expenditures and $1.6 million and $5.4 million in expansion expenditures for the three months ended March 31, 2004 and 2003, respectively. The decrease in first quarter 2004 capital expenditures, when compared to the same 2003 period, is primarily the result of decreases in planned maintenance and expansion capital expenditures related to the terminaling business. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected to be, significant. The Partnership anticipates that capital expenditures
     (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $28 to $32 million in 2004. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year, or thereafter, or that the Partnership will have the ability to finance such expenditures through borrowings, or will choose to do so.

     The Partnership makes regular cash distributions in accordance with its partnership agreement within 45 days after the end of each quarter to holders of limited partner and general partner interests. Aggregate cash distributions of $26.3 million and $21.6 million were paid to limited partner and general partner interests for the three month periods ended March 31, 2004 and 2003, respectively.

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

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to partners. At March 31, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At March 31, 2004, $54.2 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At March 31, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Partnership's debt repayment obligations and material contractual commitments as of March 31, 2004:

                                                        Less than                                          After
                                           Total          1 year        1 -3 years    4 -5 years          5 years
                                         ----------    ----------       -----------  ------------     --------------
                                                                    (in thousands)
     Debt:
       Revolving credit facility          $   54,169   $      -         $    54,169  $      -        $      -
       7.75% senior unsecured
          notes                              250,000          -              -              -               250,000
       5.875% senior unsecured
          notes                              250,000          -              -              -               250,000
       Other bank debt                        63,409          -              63,409         -               -
                                          ----------   ------------     -----------  ------------    --------------
          Debt subtotal                      617,578          -             117,578         -               500,000
                                          ----------   ------------     -----------  ------------    --------------
     Contractual commitments:
       Operating leases                       18,895          6,947           9,016         2,590               342
                                          ----------   ------------     -----------  ------------    --------------
          Contractual commitments
              subtotal                        18,895          6,947           9,016         2,590               342
                                          ----------   ------------     -----------  ------------    --------------
          Total                           $  636,473   $      6,947     $   126,594  $      2,590    $      500,342
                                          ==========   ============     ===========  ============    ==============

     Additional information relative to sources and uses of cash is presented in the consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Partnership was not a party to any off-balance sheet transactions at March 31, 2004, or for the three month periods ended March 31, 2004 and 2003.

     Critical Accounting Policies and Estimates

     The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are included in the Notes to the Consolidated Financial Statements of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. Critical accounting policies are those that are most important to the portrayal of the Partnership's financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Partnership's most critical accounting policies pertain to impairment of property and equipment and environmental costs.

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the three month periods ended March 31, 2004 and 2003. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the three month periods ended March 31, 2004 and 2003. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.

     Recent Accounting Pronouncement

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Partnership, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have a material impact on the consolidated financial statements of the Partnership.

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

The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $117.6 million at March 31, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.2 million.

The product sales business purchases refined petroleum products for resale as bunker fuel and sales to commercial interests. Petroleum inventories are generally held for short periods of time, not exceeding 90 days. As the Partnership does not engage in derivative transactions to hedge the value of the inventory, it is subject to market risk from changes in global oil markets.

A portion of the terminaling business is exposed to fluctuations in foreign currency exchange rates. Such fluctuations were not significant for the three months ended March 31, 2004.


Item 4. Controls and Procedures

Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating as of March 31, 2004, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

During the first quarter of 2004, there have been no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES


--------------------------------------------------------------------------------


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.1 Amended and Restated Agreement of Limited Partnership dated September 27, 1989, filed as Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is hereby incorporated by reference.

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed February 26, 2004.

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

                                       KANEB PIPE LINE OPERATING
                                       PARTNERSHIP, L.P.
                                       (Registrant)
                                       By  KANEB PIPE LINE COMPANY LLC
                                       (General Partner)


Date:   May 6, 2004                        //s//  HOWARD C. WADSWORTH
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Vice President, Treasurer and Secretary

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report, based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 6, 2004


                                           //s//  EDWARD D. DOHERTY
                                        ----------------------------------------
                                        Edward D. Doherty
                                        Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report, based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 6, 2004


                                               //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Operating Partnership, L.P. and will be retained by Kaneb Pipe Line Operating Partnership, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 6, 2004


                                           //s//  EDWARD D. DOHERTY
                                        ----------------------------------------
                                        Edward D. Doherty
                                        Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Kaneb Pipe Line Operating Partnership, L.P. and will be retained by Kaneb Pipe Line Operating Partnership, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 6, 2004


                                            //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         Chief Financial Officer