Form 10-K
period 2004-12-31
KANEB PIPE LINE OPERATING PARTNERSHIP LP
filed 2005-03-16
CIK 1122667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-44634

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.

             (Exact name of Registrant as specified in its Charter)

            Delaware                                             75-2287683
(State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)

2435 North Central Expressway
      Richardson, Texas                                         75080
---------------------------------------              --------------------------
(Address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (972) 699-4062


                              Title of each class
                      7.75% Senior Unsecured Notes due 2012
                     5.875% Senior Unsecured Notes due 2013

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                              -------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.    N/A
                                                        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes         No    X
                                   -------     -------

                                     PART I


Item 1. Business


GENERAL

     Kaneb Pipe Line Operating Partnership, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids. Kaneb Pipe Line Partners, L.P. ("KPP") (NYSE: KPP), a master limited partnership, holds a 99% interest as a limited partner in the Partnership. Kaneb Pipe Line Company LLC, a Delaware limited liability company ("KPL"), a wholly-owned subsidiary of Kaneb Services LLC, a Delaware limited liability company ("KSL") (NYSE: KSL), holds a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP. The terminaling business of the Partnership is conducted through Support Terminals Operating Partnership, L.P. ("STOP"), and its affiliated partnerships and corporate entities, which operate under the trade names "ST Services" and "StanTrans," among others; and Statia Terminals Holdings Company LLC and its subsidiary entities ("Statia").

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

     In a separate definitive agreement, on October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of KSL for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of KSL at $43.31 per share.

     The completion of the KPP Merger is subject to the customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KPP Merger is also subject to completion of the KSL Merger. All required unitholder and shareholder approvals have been obtained. Upon completion of the mergers, the general partner of the combined partnership will be owned by affiliates of Valero Energy Corporation and KPP and KSL will become wholly owned subsidiaries of Valero L.P.


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

     The East Pipeline system also includes 17 product terminals in Kansas, Nebraska, Iowa, South Dakota and North Dakota with total storage capacity of approximately 3.5 million barrels and an additional 23 product tanks with total storage capacity of approximately 1,082,555 barrels at its tank farm installations at McPherson and El Dorado, Kansas. The system also has six origin pump stations in Kansas and 38 booster pump stations throughout the system. Additionally, the system maintains various office and warehouse facilities, and an extensive quality control laboratory.

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

North Pipeline

     The North Pipeline, acquired in December 2002, runs from west to east approximately 440 miles from its origin at the Tesoro Refining and Marketing Company's Mandan, North Dakota refinery to the Minneapolis, Minnesota area. It has four product terminals, one in North Dakota and three in Minnesota, with a total tankage capacity of 1.3 million barrels. The North Pipeline crosses the Partnership's East Pipeline near Jamestown, North Dakota where the two pipelines are connected. The North Pipeline is currently supplied exclusively by the Mandan refinery, however, it is capable of delivering or receiving products to or from the East Pipeline.

Ammonia Pipeline

     In November 2002, the Partnership acquired the anhydrous ammonia pipeline (the "Ammonia Pipeline") from two Koch companies. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. Other uses are as a component of various types of dry fertilizer as well as use as a cleaning agent in power plant scrubbers. The 2,000 mile pipeline originates in the Louisiana delta area where it has access to three marine terminals on the Mississippi River. It moves north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits going east into Illinois and Indiana, and the other branch continues north into Iowa and then turning west into Nebraska. The Partnership acquired a storage and loading terminal near Hermann, Missouri a portion of which is leased back to Koch Nitrogen. The Ammonia Pipeline is connected to twenty-two other third party owned terminals and also has several industrial facility delivery locations. Product is supplied to the pipeline from plants in Louisiana and foreign-source product delivered through the marine terminals.

Other Systems

     The Partnership also owns three single-use pipelines, located near Umatilla, Oregon; Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility. The Oregon and Washington lines are fully automated, however the Wyoming line utilizes a coordinated startup procedure between the refinery and the railroad. For the year ended December 31, 2004, these three systems combined transported a total of 3.8 million barrels of diesel fuel, representing an aggregate of $1.55 million in revenues.

Pipelines Products and Activities

     The revenues for the East Pipeline, West Pipeline, North Pipeline, Ammonia Pipeline and Other Pipelines (collectively, the "Pipelines") are based upon volumes and distances of product shipped. The following table reflects the total volume, barrel miles of refined petroleum products shipped and total operating revenues earned by the Pipelines for each of the periods indicated, but does not include any information on the Ammonia Pipeline. During 2004 and 2003, the Ammonia Pipeline shipped 1,122,618 tons and 1,156,549 tons, respectively, of ammonia generating $19.6 million and $21.3 million, respectively, of revenue.

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------
                                    2004             2003              2002             2001              2000
                               -------------     -------------    --------------    -------------    --------------
Volume (1)..................         104,344           102,928            89,780           92,116            89,192
Barrel miles (2)............          22,243            21,327            18,275           18,567            17,843
Revenues (3)................        $100,241           $98,329           $78,240          $74,976           $70,685

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

     The following table sets forth volumes of propane and various types of other refined petroleum products transported by the Pipelines during each of the periods indicated:

                                                              Year Ended December 31,
                                                              (thousands of barrels)
                               ------------------------------------------------------------------------------------
                                    2004             2003              2002             2001              2000
                               -------------     -------------    --------------    -------------    --------------
Gasoline....................          54,745            53,205            45,106           46,268            44,215
Diesel and fuel oil.........          46,223            46,072            40,450           42,354            41,087
Propane.....................           3,376             3,651             4,224            3,494             3,890
                               -------------     -------------    --------------    -------------    --------------
Total.......................         104,344           102,928            89,780           92,116            89,192
                               =============     =============    ==============    =============    ==============

     Diesel and fuel oil are used in farm machinery and equipment, over-the-road transportation, railroad fueling and residential fuel oil. Gasoline is primarily used in over-the-road transportation and propane is used for crop drying, residential heating and to power irrigation equipment. The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect both the demand for and the mix of the refined petroleum products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has been short-term. Tariffs charged to shippers for transportation of products do not vary according to the type of product delivered. Demand on the North Pipeline is mainly of the same agricultural nature as that of the East Pipeline except for the Minneapolis terminal area which is more metropolitan.

Maintenance and Monitoring

     The Pipelines have been constructed and are maintained in a manner consistent with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. Further, protective measures are taken and routine preventive maintenance is performed on the Pipelines in order to prolong their useful lives. Such measures include cathodic protection to prevent external corrosion, inhibitors to prevent internal corrosion and periodic inspection of the Pipelines. Additionally, the Pipelines are patrolled at regular intervals to identify equipment or activities by third parties that, if left unchecked, could result in encroachment upon the Pipelines' rights-of-way and possible damage to the Pipelines.

     The Partnership uses Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the Pipelines from the Wichita, Kansas headquarters and from the Roseville, Minnesota terminal for the North Pipeline. The system monitors quantities of products injected in and delivered through the Pipelines and automatically signals the Wichita or Roseville personnel upon deviations from normal operations that requires attention.

Pipeline Operations

     For pipeline operations, integrity management and public safety, the East Pipeline, the West Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission ("FERC"), the Surface Transportation Board (the "STB"), the Department of Transportation, the Environmental Protection Agency, and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems. See "Regulation."

     Except for the three single-use pipelines and certain ethanol facilities, all of the Partnership's pipeline operations constitute common carrier operations and are subject to federal tariff regulation. In May 1998, the Partnership was authorized by the FERC to adopt market-based rates in approximately one-half of its markets on the East and West systems. Common carrier activities are those for which transportation through the Partnership's Pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments in Kansas, Colorado, Wyoming and North Dakota, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the STB, rather than the FERC.

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

     The following table shows the number of tanks owned by the Partnership at each refined petroleum product terminal location at December 31, 2004, the storage capacity in barrels and truck capacity of each terminal location.


                Location of                     Number                 Tankage          Truck
                  Terminals                    of Tanks               Capacity       Capacity(a)
              ------------------------         ---------             ----------      -----------
              Colorado:
                    Dupont                         18                  692,000              6
                    Fountain                       13                  391,000              5
              Iowa:
                    LeMars                          9                  103,000              2
                    Milford(b)                     11                  172,000              2
                    Rock Rapids                    12                  366,000              2
              Kansas:
                    Concordia(c)                    7                   79,000              2
                    Hutchinson                      9                  161,000              2
                    Salina                         10                   98,000              3
              Minnesota
                    Moorhead                       17                  498,000              3
                  Sauk Centre                      11                  114,000              2
                  Roseville                        13                  594,000              5
              Nebraska:
                    Columbus(d)                    12                  191,000              2
                    Geneva                         39                  678,000              6
                    Norfolk                        16                  187,000              4
                    North Platte                   22                  197,000              5
                    Osceola                         8                   79,000              2
              North Dakota:
                    Jamestown(e)                   19                  315,000              4
              South Dakota:
                    Aberdeen                       12                  181,000              2
                    Mitchell                        8                   72,000              2
                    Rapid City                     13                  256,000              3
                    Sioux Falls                     9                  381,000              2
                    Wolsey                         21                  149,000              4
                    Yankton                        25                  246,000              4
              Wyoming:
                    Cheyenne                       15                  345,000              2
                                               ------              -----------
              Totals                              349                6,545,000
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

(d)  Also loads rail tank cars.

(e)  Two terminals.


     The East Pipeline also has intermediate storage facilities consisting of 12 storage tanks at El Dorado, Kansas and 10 storage tanks at McPherson, Kansas, with aggregate capacities of approximately 548,555 and 534,000 barrels, respectively. During 2004, approximately 57.3%, 87.6% and 90.0% of the deliveries of the East, the West and the North Pipelines, respectively, were made through their terminals, and the remainder of the respective deliveries of such lines were made to other pipelines and customer owned storage tanks.

     Storage of product at terminals pending delivery is considered by the Partnership to be an integral part of the petroleum product delivery service of the pipelines. Shippers generally store refined petroleum products for less than one week. Ancillary services, including injection of shipper-furnished and generic additives, are available at each terminal.

     The Partnership owns 1,500 tons of ammonia storage at the terminal near Hermann, Missouri. One half of the capacity is leased to Koch Nitrogen.

Demand for and Sources of Refined Petroleum Products

     The Partnership's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

     Much of the refined petroleum products delivered through the East Pipeline and the western three terminals on the North Pipeline is ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined petroleum products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipelines. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined petroleum products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times.

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

     The Partnership's refined petroleum products pipelines are also dependent upon adequate levels of production of refined petroleum products by refineries connected to the Pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The refineries connected directly to the West Pipeline are located in Casper and Cheyenne, Wyoming and Denver, Colorado. Refineries in Billings and Laurel, Montana are connected to the West Pipeline through other pipelines. These refineries obtain their supplies of crude oil primarily from Rocky Mountain sources. The North Pipeline is heavily dependent on the Tesoro Mandan refinery which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at any one refinery were discontinued, the Partnership believes (assuming unchanged demand for refined petroleum products in markets served by the refined petroleum products pipelines) that the effects thereof would be short-term in nature and the Partnership's business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

     The majority of the refined petroleum product transported through the East Pipeline in 2004 was produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, and operated by the National Cooperative Refining Association ("NCRA"), Frontier Refining and ConocoPhillips Company, respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 31.8% of the total amount of product shipped over the East Pipeline in 2004. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast. Five connecting pipelines can deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the East Pipeline for shipment.

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

Demand for and Sources of Anhydrous Ammonia

     The Partnership's Ammonia Pipeline business depends on the overall nitrogen fertilizer use, management practice, level of demand for direct application of anhydrous ammonia as a fertilizer for crop production ("Direct Application" or "DA"), the weather (DA is not effective if the ground is too wet or too dry) and the price of natural gas (the primary component of anhydrous ammonia).

     The Ammonia Pipeline is the largest of three anhydrous ammonia pipelines in the United States and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system which originates in Oklahoma and Texas, then extends into Iowa.

     Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are generally more costly but are less sensitive to weather conditions during application. DA is the cheapest method of fertilizer application but cannot be applied if the ground is too wet or extremely dry.

Principal Customers

     The Partnership had a total of approximately 48 shippers in 2004. The principal shippers include integrated oil companies, refining companies, farm cooperatives and a railroad. Transportation revenues attributable to the top 10 shippers were $90.4 million, $86.6 million and $61.5 million, which accounted for 75%, 72% and 74% of total Pipeline revenues shipped for each of the years 2004, 2003 and 2002, respectively.

Competition and Business Considerations

     The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by Magellan Midstream Partners, L.P. ("Magellan"), formerly the Williams Companies, Inc., that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a substantially more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users, although refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Seventeen of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within 2 to 145 miles of, and in direct competition with Magellan's terminals.

     The West Pipeline competes with the truck-loading racks of the Cheyenne and Denver refineries and the Denver terminals of the Chase Terminal Company and ConocoPhillips. Valero L.P. terminals in Denver and Colorado Springs, connected to a Valero L.P. pipeline from their Texas Panhandle Refinery, are major competitors to the West Pipeline's Denver and Fountain Terminals, respectively.

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

     Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline which originates in Oklahoma and Texas, and terminates in Iowa. The competitor pipeline has the same DA demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production barges and railroads represent other forms of direct competition to the pipeline under certain market conditions.


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

     For the year ended December 31, 2004, the Partnership's terminaling business accounted for approximately 40% of the Partnership's revenues. As of December 31, 2004, ST operated 41 facilities in 20 states, with a total storage capacity of approximately 34.9 million barrels. ST also owns and operates seven terminals located in the United Kingdom, having a total capacity of approximately 6.0 million barrels. In May and September 2004, ST acquired terminals in Philadelphia, Pennsylvania and Linden, New Jersey from ExxonMobil. In September 2004, ST acquired a chemical and petroleum terminal in Grangemouth, Scotland. In September 2002, ST acquired eight terminals in Australia and New Zealand with a total capacity of approximately 1.2 million barrels for approximately $47 million in cash. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. At the end of 2004, Statia's tank capacity was 18.8 million barrels, including an 11.3 million barrel storage and transshipment facility located on the Netherlands Antilles island of St. Eustatius, and a 7.5 million barrel storage and transshipment facility located at Point Tupper, Nova Scotia, Canada.

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


Description of Largest Terminal Facilities

     St. Eustatius, Netherlands Antilles

     Statia owns and operates an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and can accommodate the world's largest tankers for loading and discharging crude oil. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, the facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. Statia owns and operates all of the berthing facilities at its St. Eustatius terminal and charges vessels a fee for their use. Vessel owners or charterers may incur separate fees for associated services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

     Point Tupper, Nova Scotia, Canada

     Statia owns and operates a 7.5 million barrel terminaling facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world's largest, fully-laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products, and petrochemicals. The Point Tupper facility has a total of 37 tanks. Its butane sphere is one of the largest of its kind in North America. The facility's tanks were renovated in 1994 to comply with construction standards that meet or exceed American Petroleum Institute, NFPA, and other material industry standards. Crude oil and petroleum product movements at the terminal are fully automated. Separate Statia fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. Statia also charters tugs, mooring launches, and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

     Piney Point, Maryland

     The largest domestic terminal currently owned by ST is located on approximately 400 acres on the Potomac River. The facility was acquired as part of the purchase of the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates in December 1995. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline which supplies residual fuel oil to two power generating stations.

     Linden, New Jersey

     In October 1998, ST entered into a joint venture relationship with Northville Industries Corp. ("Northville") to acquire a 50% ownership interest in and the management of the terminal facility at Linden, New Jersey that was previously owned by Northville. The 44-acre facility provides ST with deep-water terminaling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal owns two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively. In September 2004, ST, outside of the joint venture, acquired an adjacent 375,000 barrel terminal from Exxon-Mobil.

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

     Other Terminal Sites

     In addition to the four major domestic facilities described above, ST Services has 37 other terminal facilities located throughout the United States, seven facilities in the United Kingdom, four facilities in Australia and four facilities in New Zealand. These other facilities primarily store petroleum products for a variety of customers, with the exception of the facilities in Texas City, Texas, which handles specialty chemicals; Columbus, Georgia, which handles aviation gasoline and specialty chemicals; Winona, Minnesota, which handles nitrogen fertilizer solutions; Savannah, Georgia, which handles chemicals, lube oils, potash and caustic solutions, as well as petroleum products; Vancouver, Washington, which handles chemicals and fertilizer; Eastham, United Kingdom, which handles chemicals and animal fats; Grangemouth, United Kingdom, which handles chemicals and molasses as well as petroleum products; and Runcorn, United Kingdom, which handles molten sulphur, and the Australian and New Zealand terminals which handle chemicals and animal fats and oil. Overall, these facilities provide ST Services with locations which are diverse geographically, in products handled and in customers served.

     The  following  table  outlines  the  Partnership's   terminal   locations,
capacities, tanks and primary products handled:

                                    Tankage         No. of               Primary Products
          Facility                  Capacity         Tanks                     Handled
--------------------------------   ------------   ------------   -----------------------------------
Major U. S. Terminals:
Piney Point, MD                    5,403,000            28       Petroleum
Linden, NJ(a)                      3,884,000            22       Petroleum
Crockett, CA                       3,048,000            24       Petroleum, ethanol
Martinez, CA                       3,106,000            19       Petroleum
Jacksonville, FL                   2,069,000            30       Petroleum
Texas City, TX                     2,008,000           124       Chemicals, petrochemicals,
                                                                 petroleum

Other U. S. Terminals:
Montgomery, AL(b)                    162,000             7       Petroleum, jet fuel
Moundville, AL                       310,000             6       Jet Fuel
Tucson, AZ(a)                        174,000             7       Petroleum
Los Angeles, CA                      597,000            20       Petroleum
Richmond, CA                         617,000            25       Petroleum, ethanol
Stockton, CA                         706,000            32       Petroleum, ethanol, fertilizer,
                                                                 caustic
Bremen, GA                           182,000             9       Petroleum, jet fuel
Brunswick, GA                        302,000             3       Fertilizer, pulp liquor
Columbus, GA                         175,000            24       Petroleum, chemicals, fertilizers
Macon, GA(b)                         307,000            10       Petroleum, jet fuel
Savannah, GA                         903,000            28       Petroleum, chemicals
Blue Island, IL                      752,000            19       Petroleum, ethanol
Chillicothe, IL(a)                   270,000             6       Petroleum
Peru, IL                             221,000             8       Fertilizer
Indianapolis, IN                     410,000            18       Petroleum
Westwego, LA                         849,000            53       Molasses, fertilizer, caustic,
                                                                 chemicals, lube oil
Andrews AFB Pipeline, MD(b)           72,000             3       Jet fuel
Baltimore, MD                        832,000            50       Chemicals, asphalt, jet fuel
Salisbury, MD                        177,000            14       Petroleum
Winona, MN                           267,000             8       Fertilizer
Reno, NV                             107,000             7       Petroleum
Linden, NJ                           375,000            11       Petroleum
Paulsboro, NJ                      1,580,000            18       Petroleum
Alamogordo, NM(b)                    120,000             5       Jet Fuel
Drumright, OK                        315,000             4       Petroleum
Portland, OR                       1,119,000            31       Petroleum
Philadelphia, PA                     894,000            11       Petroleum
Philadelphia, PA                     665,000            11       Petroleum
Texas City, TX                       153,000            12       Chemicals, petrochemicals,
                                                                 petroleum
Dumfries, VA                         554,000            16       Petroleum, asphalt
Virginia Beach, VA(b)                 40,000             2       Jet fuel
Tacoma, WA                           377,000            15       Petroleum
Vancouver, WA                        227,000            49       Chemicals, fertilizer, petroleum
Vancouver, WA                        316,000             6       Petroleum, chemicals, fertilizer
Milwaukee, WI                        308,000             7       Petroleum, ethanol

Foreign Terminals:
St. Eustatius, Netherlands
Antilles.                         11,350,000            60       Petroleum, crude oil
Point Tupper, Canada               7,514,000            40       Petroleum, crude oil
Sydney, Australia                    330,000            65       Chemicals, fats and oils
Melbourne, Australia                 468,000           118       Specialty chemicals
Geelong, Australia                   145,000            14       Specialty chemicals, petroleum
Adelaide, Australia                   90,000            24       Chemicals, tallow, petroleum
Auckland, New Zealand (a)             74,000            44       Fats, oils and chemicals
New Plymouth, New Zealand             35,000            10       Fats, oils and chemicals
Mt. Maunganui, New Zealand            83,000            24       Fats, oils and chemicals
Wellington, New Zealand               50,000            13       Fats, oils and chemicals
Grays, England                     1,945,000            53       Petroleum
Eastham, England                   2,185,000           162       Chemicals, petroleum, animal fats
Runcorn, England                     146,000             4       Molten sulfur
Grangemouth, Scotland                530,000            46       Petroleum, chemicals and molasses
Glasgow, Scotland                    344,000            16       Petroleum
Leith, Scotland                      459,000            34       Petroleum, chemicals
Belfast, Northern Ireland            407,000            41       Petroleum
                                 ---------------  --------------
                                  61,108,000         1,570
                                 ===============  ==============

(a)  The terminal is 50% owned by ST.

(b)  Facility  also  includes  pipelines  to  U.S.   government   military  base
     locations.

Customers

     Statia provides terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders and refiners. Statia's crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius and a major international oil company which leases and utilizes
3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with Statia. In addition, two different international oil companies each lease and utilize 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper, respectively. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from Statia. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, Statia's blending capabilities have attracted customers who have leased capacity primarily for blending purposes and who have contributed to Statia's bunker fuel and bulk product sales.

     The storage and transport of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Department of Defense and four of the eleven locations have been utilized solely by the U.S. Government. Of the eleven locations, five include pipelines which deliver jet fuel directly to nearby military bases.

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

     The main competition to crude oil storage at Statia's facilities is from "lightering" which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling, including storage costs, dock charges and spill response fees. However, terminaling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries, and allows customers of Statia to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

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


CAPITAL EXPENDITURES

     Capital expenditures by the Pipelines, including routine maintenance and expansion expenditures, but excluding acquisitions, were $10.3 million, $9.6 million and $9.5 million for 2004, 2003 and 2002, respectively. During these periods, adequate capacity existed on these pipelines to accommodate volume growth, and the expenditures required for environmental matters were not material in amount. Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, for the Partnership's terminaling operations were $29.5 million, $34.6 million and $21.0 million for 2004, 2003 and 2002, respectively.

     Capital expenditures of the Partnership during 2005, including routine maintenance and expansion expenditures, but excluding acquisitions, are expected to be approximately $40 million to $44 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additional expansion-related capital expenditures will depend on future opportunities to expand the Partnership's operations. Such future expenditures, however, will depend on many factors beyond the
Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal governmental regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings or choose to do so.


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

     In the FERC's Lakehead decision issued June 15, 1995, the FERC partially disallowed Lakehead's inclusion of income taxes in its cost of service. Specifically, the FERC held that Lakehead was entitled to receive an income tax allowance with respect to income attributable to its corporate partners, but was not entitled to receive such an allowance for income attributable to partnership interests held by individuals. Lakehead's motion for rehearing was denied by the FERC and Lakehead appealed the decision to the U.S. Court of Appeals. Subsequently, the case was settled by Lakehead and the appeal was withdrawn. In another FERC proceeding involving a different oil pipeline limited partnership, various shippers challenged such pipeline's inclusion of an income tax allowance in its cost of service. The FERC decided this case on the same basis as its holding in the Lakehead case. On July 20, 2004, the District of Columbia Court of Appeals vacated the Commission's determination regarding the proper tax allowance in that case and remanded the income tax allocation issue for further FERC consideration. FERC has requested and received comments as to the issue. If the FERC were to partially or completely disallow the income tax allowance in the cost of service of the East and West pipelines on the basis set forth in the Lakehead order, KPL believes that the Partnership's ability to pay distributions to the holders of the Units would not be impaired; however, in view of the uncertainties involved in this issue, there can be no assurance in this regard.

     The Ammonia Pipeline rates are regulated by the STB. The STB was established in 1996 when the Interstate Commerce Commission was terminated by the ICC Termination Act of 1995. The STB is headed by Board Members appointed by the President and confirmed by the Senate and is authorized to have three members. The STB jurisdiction generally includes railroad rate and service issues, rail restructuring transactions and labor matters related thereto; certain trucking company, moving van, and non-contiguous ocean shipping company rate matters; and certain pipeline matters not regulated by the FERC. In the performance of its functions, the STB is charged with promoting, where appropriate, substantive and procedural regulatory reform in the economic regulation of surface transportation, and with providing an efficient and effective forum for the resolution of disputes. The STB seeks to facilitate commerce by providing an effective forum for efficient dispute resolution and facilitation of appropriate market-based business transactions.

     The Partnership issued a STB tariff that became effective April 1, 2003. The tariff filing combined the STB interstate tariff and the Louisiana intrastate tariff into one document and standardized the tariff regulation between the two regulatory bodies. The tariff filing modified the capacity allocation procedures and established a minimum tariff rate of $5.00 per ton. The tariff filing implemented a 7% tariff increase across all tariff rates. Another modification was the removal of the "Industrial User" classification which effectively increases the tariff rates actually paid for transportation to certain shippers by more than 7%. Dyno Nobel, an industrial user in Missouri, and CF Industries filed protests against the tariff filing. See "Item 3. Legal Proceedings, Ammonia Pipeline Matters" for a description of those matters.

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

     The intrastate operations of the Ammonia Pipeline in Louisiana are subject to regulation by the Louisiana Public Service Commission. Shippers under the Louisiana intrastate tariff have rights similar to those mentioned in the paragraph above.


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

     See "Item 3 - Legal Proceedings" for information concerning several matters pending against certain subsidiaries of the Partnership involving claims for environmental damages.

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


EMPLOYEES

     The Partnership has no employees. The business of the Partnership is conducted by the general partner, KPL, and its affiliate, Kaneb LLC, which employs all persons necessary for the operation of the Partnership's business. At December 31, 2004, approximately 1,114 persons were employed. Approximately 154 of the persons at seven terminal locations in the United States and Canada were subject to representation by labor unions and collective bargaining or similar contracts at that date. KPL and Kaneb LLC consider relations with their employees to be good.


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

     The properties used in the operations of the Partnership's pipelines are owned by the Partnership, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2009. Statia's facilities are owned through subsidiaries and the majority of ST's facilities are owned, while the remainder, including some of its terminal facilities located in port areas and its operational headquarters, located in Richardson, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms.


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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. On September 14, 2004, ST Services petitioned for reconsideration of the order.

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

     Paulsboro Litigation. In 2003, Exxon Mobil filed a lawsuit in a New Jersey state court against GATX Corporation, Kinder Morgan Liquid Terminals ("Kinder Morgan"), the successor in interest to GATX Terminals Corporation ("GATX"), and a subsidiary of the Partnership, ST Services, seeking reimbursement for remediation costs associated with the Paulsboro, New Jersey terminal. The terminal was owned and operated by Exxon Mobil from the early 1950's until 1990 when purchased by GATX. ST Services purchased the terminal in 2000 from GATX. GATX was subsequently acquired by Kinder Morgan. As a condition to the sale to GATX in 1990, Exxon Mobil undertook certain remediation obligations with respect to the site. In the lawsuit, Exxon Mobil is claiming that it has complied with its remediation and contractual obligations and is entitled to reimbursement from GATX Corporation, the parent company of GATX, Kinder Morgan, and ST Services for costs in the amount of $400,000 that it claims are related to releases at the site subsequent to its sale of the terminal to GATX. It is also alleging that any remaining remediation requirements are the responsibility of GATX Corporation, Kinder Morgan, or ST Services. Kinder Morgan has alleged that it was relieved of any remediation obligations pursuant to the sale agreement between its predecessor, GATX, and ST Services. ST Services believes that, except for remediation involving immaterial amounts, GATX Corporation or Exxon Mobil are responsible for the remaining remediation of the site. Costs of completing the required remediation depend on a number of factors and cannot be determined at the current time.

     Ammonia Pipeline Matters. A subsidiary of the Partnership purchased the approximately 2,000-mile ammonia pipeline system from Koch Pipeline Company, L.P. and Koch Fertilizer Storage and Terminal Company in 2002. The rates of the ammonia pipeline are subject to regulation by the Surface Transportation Board (the "STB"). The STB had issued an order in May 2000, prescribing maximum allowable rates the Partnership's predecessor could charge for transportation to certain destination points on the pipeline system. In 2003, the Partnership instituted a 7% general increase to pipeline rates. On August 1, 2003, CF Industries, Inc. ("CFI") filed a complaint with the STB challenging these rate increases. On August 11, 2004, STB ordered the Partnership to pay reparations to CFI and to return CFI's rates to the levels permitted under the rate prescription. The Partnership has complied with the order. The STB, however, indicated in the order that it would lift the rate prescription in the event the Partnership could show "materially changed circumstances." The Partnership has submitted evidence of "materially changed circumstances," which specifically includes its capital investment in the pipeline. CFI has argued that the Partnership's acquisition costs should not be considered by the STB as a measure of the Partnership's investment base. The STB is expected to decide the issue within the second quarter of 2005.

     Also, on June 16, 2003, Dyno Nobel Inc. ("Dyno") filed a complaint with the STB challenging the 2003 rate increase on the basis that (i) the rate increase constitutes a violation of a contract rate, (ii) rates are discriminatory and
(iii) the rates exceed permitted levels. Dyno also intervened in the CFI proceeding described above. Unlike CFI, Dyno's rates are not subject to a rate prescription. As of December 31, 2004, Dyno would be entitled to approximately $2 million in rate refunds, should it be successful. The Partnership believes, however, that Dyno's claims are without merit.

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


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partners Matters

     KPP owns a 99% interest as sole limited partner and KPL owns a 1% general partner interest in the Partnership. There is no established public trading market for the Partnership ownership interests.

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

                                                              Year Ended December 31,
                                        --------------------------------------------------------------------
                                           2004           2003        2002 (a)      2001 (a)         2000
                                        -----------   -----------    -----------   -----------   -----------
Income Statement Data:
Revenues:
    Services..........................  $   379,155   $   354,591    $   288,669   $   207,796   $   156,232
    Products..........................      269,054       215,823         97,961          -              -
                                        -----------   -----------    -----------   -----------   -----------
                                            648,209       570,414        386,630       207,796       156,232
                                        -----------   -----------    -----------   -----------   -----------
Costs and expenses:
    Cost of products sold.............      246,858       195,100         90,898          -              -
    Operating costs...................      176,976       168,537        131,326        90,632        69,653
    Depreciation and amortization.....       56,648        53,155         39,425        23,184        16,253
    Gain on sale of assets............          -             -             (609)         -           (1,126)
    General and administrative........       30,937        25,121         19,869        11,889        11,881
                                        -----------   -----------    -----------   -----------   -----------
                                            511,419       441,913        280,909       125,705        96,661
                                        -----------   -----------    -----------   -----------   -----------

Operating income......................      136,790       128,501        105,721        82,091        59,571

Interest and other income.............          267           261          3,570         4,277           316
Interest expense......................      (42,750)      (38,757)       (28,110)      (14,783)      (12,283)
Loss on debt extinguishment...........          -             -           (3,282)       (6,540)          -
Income tax expense....................       (3,282)       (5,223)        (4,083)         (256)         (943)
                                        -----------   -----------    -----------   -----------   -----------

Income before cumulative effect of
    change in accounting principle....       91,025        84,782         73,816        64,789        46,661

Cumulative effect of change in
    accounting principle - adoption of
    new accounting standard for
    asset retirement obligations......          -          (1,593)          -               -             -
                                        -----------   -----------    -----------   -----------   -----------
Net income ...........................  $    91,025   $    83,189    $    73,816   $    64,789   $    46,661
                                        ===========   ===========    ===========   ===========   ===========

Cash distributions declared...........  $   107,214   $   102,948    $    79,816   $    62,156   $    53,485
                                        ===========   ===========    ===========   ===========   ===========


Balance Sheet Data (at year end):
Property and equipment, net...........  $ 1,148,591   $ 1,112,970    $ 1,092,192   $   481,274   $   321,355
Total assets..........................    1,325,316     1,264,682      1,215,410       548,371       375,063
Long-term debt........................      671,952       617,696        694,330       262,624       166,900
Partners' capital.....................      481,481       493,589        393,314       220,527       161,735


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


OVERVIEW

     The Partnership, a limited partnership, is engaged in the refined petroleum products and anhydrous ammonia pipeline business and the terminaling of petroleum products and specialty liquids. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), now a wholly owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the operations of KPP through its general partner interest and an 18% (at December 31, 2004) limited partner interest. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP.

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

     In a separate definitive agreement, on October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of KSL for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of KSL at $43.31 per share.

     The completion of the KPP Merger is subject to the customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KPP Merger is also subject to completion of the KSL Merger. All required unitholder and shareholder approvals have been obtained. Upon completion of the mergers, the general partner of the combined partnership will be owned by affiliates of Valero Energy Corporation and KPP and KSL will become wholly owned subsidiaries of Valero L.P.

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

     The Partnership's terminaling business is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. In the United States, ST Services operates 41 facilities in 20 states. ST Services also owns and operates seven terminals located in the United Kingdom and eight terminals in Australia and New Zealand. ST Services and its predecessors have a long history in the terminaling business and handle a wide variety of liquids from petroleum products to specialty chemicals to edible liquids. Statia, acquired on February 28, 2002 (see "Liquidity and Capital
Resources"), owns a terminal on the Island of St. Eustatius, Netherlands Antilles and a terminal at Point Tupper, Nova Scotia, Canada. Independent terminal owners generally compete on the basis of the location and versatility of the terminals, service and price. Terminal versatility is a function of the operator's ability to offer handling for diverse products with complex handling requirements. The service function typically provided by the terminal includes the safe storage of product at specified temperatures and other conditions, as well as receipt and delivery from the terminal. The ability to obtain attractive pricing is dependent largely on the quality, versatility and reputation of the facility. Terminaling revenues are earned based on fees for the storage and handling of products.

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


CONSOLIDATED RESULTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2004                2003                 2002
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   648,209        $   570,414          $   386,630
                                                          ===========        ===========          ===========
Operating income.....................................     $   136,790        $   128,501          $   105,721
                                                          ===========        ===========          ===========
Income before cumulative effect of change in
    accounting principle.............................     $    91,025        $    84,782          $    73,816

Cumulative effect of change in accounting principle..           -                (1,593)                 -
                                                          -----------        ----------           -----------
Net income...........................................     $    91,025        $    83,189          $    73,816
                                                          ===========        ===========          ===========
Capital expenditures, excluding acquisitions.........     $    42,214        $    44,741          $    31,101
                                                          ===========        ===========          ===========

     For the year ended December 31, 2004, revenues increased by $77.8 million, or 14%, when compared to 2003, due to a $53.2 million increase in revenues in the product sales business (see "Product Sales Operations" below), a $24.4 million increase in revenues in the terminaling business (see "Terminaling Operations" below) and a $0.2 million increase in pipeline revenues (see "Pipeline Operations" below). Operating income for the year ended December 31, 2004 increased by $8.3 million, or 6%, when compared to 2003, due to an $8.1 million increase in terminaling operating income and a $3.2 million increase in product sales operating income, partially offset by a $3.0 million decrease in pipeline operating income. 2004 operating income is after $2.2 million of costs associated with the Valero L.P. merger agreement and compliance with the Sarbanes-Oxley Act of 2002. Income before cumulative effect of change in accounting principle increased by $6.2 million, or 7%, when compared to 2003. Overall, 2004 net income increased by $7.8 million, or 9%, when compared to 2003, which included a change of $1.6 million for the cumulative effect of change in accounting principle - adoption of new accounting standard for asset retirement obligations.

     For the year ended December 31, 2003, revenues increased by $183.8 million, or 48%, when compared to 2002, due to a $36.9 million increase in revenues in the pipeline business, a $29.0 million increase in revenues in the terminaling business and a $117.9 million increase in product sales revenues. See "Liquidity and Capital Resources" regarding 2002 acquisitions. Operating income for the year ended December 31, 2003 increased by $22.8 million, or 22%, when compared to 2002, due to a $13.2 million increase in pipeline operating income, a $1.5 million increase in terminaling operating income and an $8.1 million increase in product sales operating income. Income before cumulative effect of change in accounting principle increased by $11.0 million, or 15%, when compared to 2002. Overall, 2003 net income, including a charge of $1.6 million for the cumulative effect of change in accounting principle - adoption of new accounting standard for asset retirement obligations, increased by $9.4 million, or 13%, when compared to 2002.

PIPELINE OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2004                 2003                2002
                                                          -----------        -----------          -----------
                                                                             (in thousands)

Revenues.............................................     $   119,803        $   119,633          $    82,698
Operating costs......................................          48,306             46,379               33,744
Depreciation and amortization........................          14,538             14,117                6,408
General and administrative...........................           8,106              7,277                3,923
                                                          -----------        -----------          -----------
Operating income.....................................     $    48,853        $    51,860          $    38,623
                                                          ===========        ===========          ===========


     The Partnership's pipeline revenues are based on volumes shipped and the distances over which such volumes are transported. Because tariff rates are regulated by the FERC or STB, the pipelines compete on the basis of quality of service, including delivering products at convenient locations on a timely basis to meet the needs of its customers. For the year ended December 31, 2004, revenues increased by $0.2 million, when compared to 2003, due to increases in barrel miles of products shipped on petroleum pipelines, substantially offset by lower prices received for products shipped on the anhydrous ammonia pipeline. For the year ended December 31, 2003, revenues increased by $36.9 million, or 45%, when compared to 2002, due entirely to the November and December 2002 pipeline acquisitions (see "Liquidity and Capital Resources"). Barrel miles on petroleum pipelines totaled 22.2 billion, 21.3 billion (including 4.7 billion for the petroleum pipeline acquired in December 2002) and 18.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Total volumes shipped on the anhydrous ammonia pipeline aggregated 1,123 thousand tons in 2004 and 1,157 thousand tons in 2003.

     Operating costs, which include fuel and power costs, materials and supplies, maintenance and repair costs, salaries, wages and employee benefits, and property and other taxes, increased by $1.9 million in 2004 and $12.6 million in 2003. The increase in 2004, when compared to 2003, was due to unusually high expenses relating to preventive and other maintenance and repairs, including those required by government regulation, and increases in power and fuel costs. The increase in 2003, when compared to 2002, was due to the pipeline acquisitions and increases in expenditures for routine repairs and maintenance. For the year ended December 31, 2004, depreciation and amortization increased by $0.4 million, when compared to 2003, due primarily to routine maintenance capital expenditures. For the year ended December 31, 2003, depreciation and amortization increased by $7.7 million, when compared to 2002, due to the pipeline acquisitions and routine maintenance capital expenditures. General and administrative costs, which includes managerial, accounting and administrative personnel costs, office rental expense, legal and professional costs and other non-operating costs increased by $0.8 million in 2004, when compared to 2003, due primarily to costs associated with the Valero L.P. merger agreement, compliance with the Sarbanes-Oxley Act of 2002 and increases in personnel-related costs. General and administrative costs for the year ended December 31, 2003 increased by $3.4 million, when compared to 2002, due to the pipeline acquisitions and increases in personnel-related costs.


TERMINALING OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2004                 2003                2002
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   259,352        $   234,958          $   205,971
Operating costs......................................         122,791            114,030               94,480
Depreciation and amortization........................          41,232             38,089               32,368
Gain on sale of assets...............................           -                   -                    (609)
General and administrative...........................          20,666             16,307               14,692
                                                          -----------        -----------          -----------
Operating income.....................................     $    74,663        $    66,532          $    65,040
                                                          ===========        ===========          ===========

     For the year ended December 31, 2004, the Partnership's terminaling revenues increased by $24.4 million, or 10%, when compared to 2003, due to increases in both tankage utilization and the average price realized per barrel of tankage utilized. For the year ended December 31, 2003, the Partnership's terminaling revenues increased by $29.0 million, or 14%, when compared to 2002, due to the 2002 terminal acquisitions (see "Liquidity and Capital Resources") and overall increases in the average price realized per barrel of tankage utilized. Approximately $25 million of the 2003 revenue increase was a result of the terminal acquisitions. Average annual tankage utilized for the years ended December 31, 2004, 2003 and 2002 aggregated 48.9 million barrels, 46.7 million barrels and 46.5 million barrels, respectively. Average revenues per barrel of tankage utilized for the years ended December 31, 2004, 2003 and 2002 was $5.30, $5.02 and $4.43, respectively. The increase in 2004 average revenues per barrel of tankage utilized was primarily the result of favorable market conditions domestically and in Australia and New Zealand and favorable foreign currency exchange differences. The increase in 2003 average revenues per barrel of tankage utilized was the result of changes in product mix resulting from the 2002 terminals acquisitions and favorable foreign currency exchange differences.

     For year ended December 31, 2004, operating costs increased by $8.8 million, when compared to 2003, due to an overall increase in planned terminal maintenance. In 2003, operating costs increased by $19.6 million, when compared to 2002, due to the 2002 terminal acquisitions, repair costs associated with hurricane Isabel and increases in planned maintenance. For the year ended December 31, 2004, depreciation and amortization increased by $3.1 million, when compared to 2003, due to expansion and routine maintenance capital expenditures. For the year ended December 31, 2003, depreciation and amortization increased by $5.7 million, when compared to 2002, due to the 2002 terminal acquisitions. In 2002, KPP sold land and other terminaling business assets for net proceeds of approximately $1.1 million, recognizing a gain on disposition of assets of $0.6 million. General and administrative expenses increased by $4.4 million in 2004, when compared to 2003, due to increases in personnel-related costs and costs associated with the Valero L.P. merger agreement and compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased by $1.6 million in 2003, when compared to 2002, due to the terminal acquisitions and increases in personnel-related costs.


PRODUCT SALES OPERATIONS

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                             2004                 2003                2002
                                                          -----------        -----------          -----------
                                                                            (in thousands)

Revenues.............................................     $   269,054        $   215,823          $    97,961
Cost of products sold................................         246,858            195,100               90,898
                                                          -----------        -----------          -----------
Gross margin.........................................     $    22,196        $    20,723          $     7,063
                                                          ===========        ===========          ===========
Operating income.....................................     $    13,274        $    10,109          $     2,058
                                                          ===========        ===========          ===========

     The product sales business, which was acquired with Statia (see "Liquidity and Capital Resources"), delivers bunker fuels to ships in the Caribbean and Nova Scotia, Canada and sells bulk petroleum products to various commercial interests. For the year ended December 31, 2004, product sales revenues increased by $53.2 million, or 25%, when compared to 2003, due to an overall increase in volumes sold and a general increase in prices. Approximately $44.9 million of the revenue increase was due to volume increases and $8.3 million was due to price increases, when compared to 2003. Gross margin for the year ended December 31, 2004, increased by $1.5 million, when compared to 2003, due to the increase in volumes sold and favorable variations in prices resulting from the timing of purchases and sales. Operating income for 2004 increased $3.2 million, when compared to 2003, due to higher sales volumes.

     For the year ended December 31, 2003, product sales revenues, gross margin and operating income increased by $117.9 million, $13.7 million and $8.1 million, respectively, when compared to 2002, due to increases in both sales price and volumes. Approximately $95.8 million of the 2003 revenue increase was due to volume increases and $22.1 million was due to price increases, when compared to 2002. The results of operations for the year ended December 31, 2002 include the operations of the product sales business since the date of acquisition, February 28, 2002.

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


INTEREST EXPENSE

     For the year ended December 31, 2004, interest expense increased by $4.0 million, when compared to 2003, due to the May 2003 refinancing of variable rate debt with $250 million of 5.875% senior unsecured notes (see "Liquidity and Capital Resources") and overall increases in interest rates on remaining variable rate debt.

     For the year ended December 31, 2003, interest expense increased by $10.6 million, when compared to 2002, due to increases in fixed rate debt resulting from the 2002 pipeline and terminal acquisitions (see "Liquidity and Capital Resources"), partially offset by overall declines in interest rates on variable rate debt.


INCOME TAXES

     Partnership operations are not subject to federal or state income taxes. However, certain operations are conducted through separate taxable wholly-owned U.S. and foreign corporate subsidiaries. The income tax expense for these subsidiaries was $3.3 million, $5.2 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002, to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $132.3 million, $142.0 million and $91.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 operating cash flows, when compared to 2003, was due primarily to changes in working capital and other liabilities resulting from the timing of cash receipts and disbursements and costs associated with the Valero L.P. merger agreement and compliance with the Sarbanes-Oxley Act of 2002, partially offset by an overall increase in net income. The increase in 2003, when compared to 2002, was due to increases in pipeline, terminaling and product sales revenues and operating income, primarily a result of the 2002 acquisitions, and changes in working capital components from the timing of cash receipts and disbursements.

     Capital expenditures, including routine maintenance and expansion expenditures, but excluding acquisitions, were $42.2 million, $44.7 million and $31.1 million for the years ended 2004, 2003 and 2002, respectively. Such expenditures included $30.8 million and $20.3 million in maintenance and environmental expenditures and $11.4 million and $24.4 million in expansion expenditures for the years ended December 31, 2004 and 2003, respectively. The decrease in 2004 capital expenditures, when compared to 2003, is primarily the result of decreases in planned expansion capital expenditures related to the terminaling business. The increase in 2003 capital expenditures, when compared to 2002, is the result of planned maintenance and expansion capital expenditures related to the pipeline and terminaling operations acquired in 2002 and planned maintenance capital expenditures in the existing pipeline and terminaling businesses. During all periods, adequate pipeline capacity existed to accommodate volume growth, and the expenditures required for environmental and safety improvements were not, and are not expected in the future to be, significant. Environmental damages are included under the Partnership's insurance coverages (subject to deductibles and limits). The Partnership anticipates that capital expenditures (including routine maintenance and expansion expenditures, but excluding acquisitions) will total approximately $40 million to $44 million in 2005. Such future expenditures, however, will depend on many factors beyond the Partnership's control, including, without limitation, demand for refined petroleum products and terminaling services in the Partnership's market areas, local, state and federal government regulations, fuel conservation efforts and the availability of financing on acceptable terms. No assurance can be given that required capital expenditures will not exceed anticipated amounts during the year or thereafter or that the Partnership will have the ability to finance such expenditures through borrowings, or choose to do so.

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate distributions of $106.6 million, $98.2 million and $74.4 million, were paid to limited partner interests and general partner interests in 2004, 2003 and 2002, respectively.

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

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the acquisition of all of the liquids terminaling subsidiaries of Statia Terminals Group NV ("Statia"). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent anevent of default, such covenants do not restrict distributions to partners. At December 31, 2004, the Partnership was in compliance with all covenants.

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

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to partners. At December 31, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2004, $95.7 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the 2003 revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2004, the Partnership was in compliance with all covenants. In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt.

     The following is a schedule by period of the Partnership's debt repayment obligations and material contractual commitments at December 31, 2004:

                                                       Less than                                      After
                                           Total         1 year        1 -3 years    4 -5 years      5 years
                                         ----------    ----------      ----------    -----------   -----------
                                                                    (in thousands)
Debt:
    Revolving credit facility.........  $    95,669   $       -        $  95,669     $      -      $      -
    7.75% senior unsecured notes......      250,000           -              -              -         250,000
    5.875% senior unsecured notes.....      250,000           -              -              -         250,000
    Other bank debt...................       76,283           -           76,283            -             -
                                        -----------   -----------      ---------     ----------    ----------
       Debt subtotal..................      671,952           -          171,952            -         500,000
                                        -----------   -----------      ---------     ----------    ----------
Contractual commitment -
    Operating leases..................       51,905         9,756         14,717          9,292        18,140
                                        -----------   -----------      ---------     ----------    ----------
       Total..........................  $   723,857   $     9,756      $ 186,669     $    9,292    $  518,140
                                        ===========   ===========      =========     ==========    ==========


     See also "Item 1 - Environmental Matters" and "Item 3 - Legal Proceedings".


OFF-BALANCE SHEET TRANSACTIONS

     The Partnership was not a party to any off-balance sheet transactions at December 31, 2004, or for any of the years ended December 31, 2004, 2003 or 2002.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are included in the Notes to the Consolidated Financial Statements of the Partnership.

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

     The carrying value of property and equipment is periodically evaluated using management's estimates of undiscounted future cash flows, or, in some cases, third-party appraisals, as the basis of determining if impairment exists under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 144 based on fair value. The application of SFAS No. 144 did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2004, 2003 or 2002. However, future evaluations of carrying value are dependent on many factors, several of which are out of the Partnership's control, including demand for refined petroleum products and terminaling services in the Partnership's market areas, and local, state and federal governmental regulations. To the extent that such factors or conditions change, it is possible that future impairments might occur, which could have a material effect on the results of operations of the Partnership.

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action. The application of the Partnership's environmental accounting policies did not have a material impact on the results of operations of the Partnership for the years ended December 31, 2004, 2003 or 2002. Although the Partnership believes that its operations are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in pipeline and terminaling operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and legal claims for damages to property or persons resulting from the operations of the Partnership could result in substantial costs and liabilities, any of which could have a material effect on the results of operations of the Partnership.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

     The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Partnership is exposed are interest rates on the Partnership's debt and investment portfolios, fluctuations of petroleum product prices on inventories held for resale, and fluctuations in foreign currency.

     The Partnership's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Partnership's investments are not material to its financial position or performance. Assuming variable rate debt of $131.2 million at December 31, 2004, a one percent increase in interest rates would increase annual net interest expense by approximately $1.3 million. Information regarding the Partnership's interest rate hedging transactions are included in "Item 7 -Interest and Other Income" and "Item 7 - Liquidity and Capital Resources".

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9(a). Controls and Procedures

     Kaneb Pipe Line Company LLC's principal executive officer and principal financial officer, after evaluating as of December 31, 2004, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Partnership's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

     During the fourth quarter of 2004, there have been no changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The Partnership does not have directors or officers. All directors of the general partner are elected annually by KPL. All officers serve at the discretion of the directors. The information contained in Item 10 of KPP's Form 10-K, for the year ended December 31, 2004, is incorporated by reference in this report.

CODE OF ETHICS

     The Partnership has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and directors of the General Partner. The Partnership has also adopted Corporate Governance Guidelines, which address director qualification standards; director access to management, and as necessary and appropriate, independent advisors; director compensation; director orientation and continuing education; management succession and annual performance evaluation of the board. Copies of the Code of Ethics and the Corporate Governance Guidelines are available on Kaneb's website at www.kaneb.com and will be provided without charge by written request to Investor Relations, 2435 North Central Expressway, Richardson, Texas 75080.

Item 11. Executive Compensation

     The officers of the general partner manage and operate the Partnership's business. The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership's operations, but instead reimburses the general partner for the services of such persons. The information contained in Item 11 of KPP's Form 10-K for the year ended December 31, 2004, is incorporated by reference in this report.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     KPP owns a 99% interest as the sole limited partner and KPL owns a 1% general partner interest in the Partnership. Information identifying security ownership by the Directors and Officers of KPL is contained in Item 12 of KPP's Form 10-K for the year ended December 31, 2004, and is incorporated by reference in this report.


Item 13. Certain Relationships and Related Transactions

     KPL is entitled to certain reimbursements under the Partnership Agreement. For additional information regarding the nature and amount of such reimbursements, see Note 7 to the Partnership's consolidated financial statements.


Item 14. Principal Accounting Fees and Services

     The information contained in Item 14 of KPP's Form 10-K for the year ended December 31, 2004 is incorporated by reference in this report.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a) (1)Financial Statements Beginning                                                                Page

         Set forth below is a list of financial statements appearing in this report.

         Kaneb Pipe Line Operating Partnership, L.P. and Subsidiaries Financial Statements:
           Report of Independent Registered Public Accounting Firm..................................      F - 1
           Consolidated Statements of Income - Three Years Ended December 31, 2004...................     F - 2
           Consolidated Balance Sheets - December 31, 2004 and 2003..................................     F - 3
           Consolidated Statements of Cash Flows - Three Years Ended December 31, 2004...............     F - 4
           Consolidated Statements of Partners' Capital - Three Years ended December 31, 2004........     F - 5
           Notes to Consolidated Financial Statements................................................     F - 6

    (a) (2)Financial Statement Schedules

     Set forth below is the financial statement schedule appearing in this report.

          Schedule II - Kaneb Pipe Line Operating Partnership, L.P. Valuation and Qualifying Accounts
            - Years Ended December 31, 2004, 2003 and 2002...........................................     F -22

          Schedules, other than the one listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

    (a) (3)List of Exhibits

          2.1 Agreement and Plan of Merger dated as of October 31, 2004, filed as Exhibit 2.1 to Registrant's Form 8-K, filed October 31, 2004, which exhibit is hereby incorporated by reference.

          3.1 Amended and Restated Agreement of Limited Partnership, dated September 27, 1989, filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 2001, which exhibit is hereby incorporated by reference.

          3.2 Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2003, filed as Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 2003, which exhibit is hereby incorporated by reference.

          10.1 Formation and Purchase Agreement, between and among Support Terminal Operating Partnership, L.P., Northville Industries Corp. and AFFCO, Corp., dated October 30, 1998, filed as exhibit 10.9 to KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

          10.2 Credit Agreement, between and among, Kaneb Pipe Line Operating Partnership, L.P., ST Services, Ltd. and SunTrust Bank, Atlanta, dated January 27, 1999, filed as Exhibit 10.11 to KPP's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

          10.3 Revolving Credit Agreement, dated as of April 24, 2003 among Kaneb Pipe Line Operating Partnership, L.P., Kaneb Pipe Line Partners, L.P., The Lenders From Time To Time Party Hereto, and SunTrust Bank, as Administrative Agent, filed as Exhibit 10.11 to the Registrant's Form 10-Q for the period ended March 31, 2003, which exhibit is hereby incorporated by reference.

          10.4*Amended and Restated Kaneb LLC 2002 Long Term Incentive Plan, dated June 30, 2003, filed as Exhibit 10.1 to the exhibits to Registrant's Form 10-Q for the period ended June 30, 2003, and incorporated herein by reference. 10.5* Supplement to the Kaneb LLC 2002 Long Term Incentive Plan, dated effective as of October 31, 2004, between Kaneb LLC and the participant named therein, filed as Exhibit 10.1 to the exhibits to Registrant's Current Report on Form 8-K file November 3, 2004, and incorporated herein by reference.

          21   List of Subsidiaries, filed herewith.

          22 Form S-4, as amended and filed January 25, 2005, by Valero L.P., and incorporated herein by reference.

          23   Consent of KPMG LLP, filed herewith.

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 16, 2005.

     *    Denotes management contract.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





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

We conducted our audits in accordance with standards of the Public Company Accounting Standards Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As described in Note 2, the Partnership adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" in 2003.

                                       KPMG LLP

Dallas, Texas
March 11, 2005

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                        -----------------------------------------------------------
                                                               2004                 2003                 2002
                                                        -----------------    -----------------    -----------------

Revenues:
   Services...........................................    $ 379,155,000         $ 354,591,000        $  288,669,000
   Products...........................................      269,054,000           215,823,000            97,961,000
                                                          -------------         -------------        --------------
      Total revenues..................................      648,209,000           570,414,000           386,630,000
                                                          -------------         -------------        --------------
Costs and expenses:
   Cost of products sold..............................      246,858,000           195,100,000            90,898,000
   Operating costs....................................      176,976,000           168,537,000           131,326,000
   Depreciation and amortization......................       56,648,000            53,155,000            39,425,000
   Gain on sale of assets.............................            -                     -                  (609,000)
   General and administrative.........................       30,937,000            25,121,000            19,869,000
                                                          -------------         -------------        --------------
      Total costs and expenses........................      511,419,000           441,913,000           280,909,000
                                                          -------------         -------------        --------------
Operating income......................................      136,790,000           128,501,000           105,721,000

Interest and other income.............................          267,000               261,000             3,570,000
Interest expense......................................      (42,750,000)          (38,757,000)          (28,110,000)
Loss on debt extinguishment...........................            -                     -                (3,282,000)
                                                          -------------         -------------        --------------
Income before income taxes and cumulative effect of
   change in accounting principle.....................       94,307,000            90,005,000            77,899,000

Income tax expense....................................       (3,282,000)           (5,223,000)           (4,083,000)
                                                          -------------         -------------        ---------------
Income before cumulative effect of change in
   accounting principle...............................       91,025,000            84,782,000            73,816,000

Cumulative effect of change in accounting principle -
   adoption of new accounting standard for asset
   retirement obligations.............................            -                (1,593,000)                -
                                                          -------------         -------------        --------------
Net income ...........................................    $  91,025,000         $  83,189,000        $   73,816,000
                                                          =============         =============        ==============


                See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                             --------------------------------------
                                                                                   2004                  2003
                                                                             ----------------      ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................  $     34,336,000      $     38,626,000
   Accounts receivable (net of allowance for doubtful accounts
      of $1,283,000 in 2004 and $1,693,000 in 2003)........................        71,035,000            51,864,000
   Inventories.............................................................        15,519,000             9,324,000
   Prepaid expenses and other..............................................        12,371,000             9,205,000
                                                                             ----------------      ----------------
      Total current assets.................................................       133,261,000           109,019,000
                                                                             ----------------      ----------------
Property and equipment.....................................................     1,450,972,000         1,360,319,000
Less accumulated depreciation..............................................       302,381,000           247,349,000
                                                                             ----------------      ----------------
      Net property and equipment...........................................     1,148,591,000         1,112,970,000
                                                                             ----------------      ----------------

Investment in affiliates...................................................        25,939,000            25,456,000

Excess of cost over fair value of net assets of acquired business and
   other assets............................................................        17,525,000            17,237,000
                                                                             ----------------      ----------------
                                                                             $  1,325,316,000      $  1,264,682,000
                                                                             ================      ================


                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable........................................................  $     44,071,000      $     27,941,000
   Accrued expenses........................................................        28,894,000            31,642,000
   Accrued distributions payable...........................................        26,960,000            26,344,000
   Accrued interest payable................................................         9,365,000             9,297,000
   Accrued taxes, other than income taxes..................................         4,828,000             4,031,000
   Deferred terminaling fees...............................................         8,851,000             7,061,000
   Payable to general partner..............................................         4,528,000             3,630,000
                                                                             ----------------      ----------------
      Total current liabilities............................................       127,497,000           109,946,000
                                                                             ----------------      ----------------

Long-term debt.............................................................       671,952,000           617,696,000

Other liabilities and deferred taxes.......................................        44,386,000            43,451,000

Commitments and contingencies

Partners' capital:
   Limited partner.........................................................       464,263,000           480,323,000
   General partner.........................................................           820,000               894,000
   Accumulated other comprehensive income..................................        16,398,000            12,372,000
                                                                             ----------------      ----------------
      Total partners' capital..............................................       481,481,000           493,589,000
                                                                             ----------------      ----------------
                                                                             $  1,325,316,000      $  1,264,682,000
                                                                             ================      ================



                See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2004                  2003                  2002
                                                          -------------         -------------        --------------
Operating activities:
   Net income ........................................    $  91,025,000         $  83,189,000        $   73,816,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization...................       56,648,000            53,155,000            39,425,000
      Equity in earnings of affiliates, net of
        distributions.................................         (483,000)              148,000            (3,164,000)
      Gain on sale of assets..........................            -                     -                  (609,000)
      Deferred income taxes...........................         (671,000)            1,683,000             3,105,000
      Cumulative effect of change in accounting
        principle.....................................            -                 1,593,000                 -
      Other liabilities...............................       (1,666,000)            1,190,000            (1,341,000)
      Changes in working capital components:
        Accounts receivable...........................      (19,171,000)           (2,938,000)          (12,379,000)
        Inventories, prepaid expenses and other.......       (9,361,000)           (5,109,000)           (6,601,000)
        Accounts payable and accrued expenses.........       15,112,000            10,829,000            (1,192,000)
        Payable to general partner....................          898,000            (1,773,000)              702,000
                                                         --------------         -------------        --------------
           Net cash provided by operating activities..      132,331,000           141,967,000            91,762,000
                                                         --------------         -------------        --------------

Investing activities:
   Acquisitions, net of cash acquired.................      (41,853,000)           (1,644,000)         (468,477,000)
   Capital expenditures...............................      (42,214,000)          (44,741,000)          (31,101,000)
   Proceeds from sale of assets.......................            -                     -                 1,107,000
   Other, net.........................................        1,327,000            (1,109,000)              306,000
                                                         --------------         -------------        --------------
           Net cash used in investing activities......      (82,740,000)          (47,494,000)         (498,165,000)
                                                         --------------         -------------        ---------------
Financing activities:
   Issuance of debt...................................       51,080,000           291,377,000           746,087,000
   Payments of debt...................................            -              (382,831,000)         (426,647,000)
   Distributions......................................     (106,598,000)          (98,243,000)          (74,439,000)
   Net proceeds from issuance of units by KPP.........            -               109,056,000           175,527,000
                                                         --------------         -------------        --------------
           Net cash provided by (used in) financing
               activities.............................      (55,518,000)          (80,641,000)          420,528,000
                                                         --------------         -------------        --------------
Effect of exchange rate changes on cash...............        1,637,000             2,766,000                 -
                                                         --------------         -------------        --------------
Increase (decrease) in cash and cash equivalents......       (4,290,000)           16,598,000            14,125,000
Cash and cash equivalents at beginning of period......       38,626,000            22,028,000             7,903,000
                                                         --------------         -------------        --------------
Cash and cash equivalents at end of period............   $   34,336,000         $  38,626,000        $   22,028,000
                                                         ==============         =============        ==============
Supplemental cash flow information - cash paid for
   interest...........................................   $   41,321,000         $  34,818,000        $   25,942,000
                                                         ==============         =============        ==============


                See notes to consolidated financial statements.

          KANEB PIPE LINE OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                            Accumulated
                                                                               Other
                                                Limited        General     Comprehensive                    Comprehensive
                                                Partner        Partner     Income (Loss)      Total            Income
                                            --------------   -----------   ------------- ---------------  ----------------
Partners' capital at January 1, 2002.....   $  221,363,000   $ 1,030,000   $(1,866,000)  $  220,527,000

  2002 income allocation.................       73,078,000       738,000           -         73,816,000   $    73,816,000

  Distributions declared.................      (79,064,000)     (752,000)          -        (79,816,000)             -

  Issuance of units by KPP, net of
    offering costs.......................      175,527,000          -              -        175,527,000              -

  Foreign currency translation adjustment            -              -        3,260,000        3,260,000         3,260,000
                                            --------------   -----------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    77,076,000
                                                                                                          ===============

Partners' capital at December 31, 2002...      390,904,000     1,016,000     1,394,000      393,314,000

  2003 income allocation.................       82,357,000       832,000           -         83,189,000   $    83,189,000

  Distributions declared.................     (101,994,000)     (954,000)          -       (102,948,000)             -

  Issuance of units by KPP, net of
    offering costs.......................      109,056,000          -              -        109,056,000              -

  Foreign currency translation adjustment            -              -       12,662,000       12,662,000        12,662,000

  Interest rate hedging transaction......            -              -       (1,684,000)      (1,684,000)       (1,684,000)
                                            --------------  ------------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    94,167,000
                                                                                                          ===============

Partners' capital at December 31, 2003...      480,323,000       894,000    12,372,000      493,589,000

  2004 income allocation.................       90,115,000       910,000           -         91,025,000   $    91,025,000

  Distributions declared.................     (106,230,000)     (984,000)          -       (107,214,000)             -

  Foreign currency translation adjustment            -              -        3,846,000        3,846,000         3,846,000

  Interest rate hedging transaction......            -              -          180,000          180,000           180,000

  Amortization of restricted KPP units...           55,000          -             -              55,000              -
                                            --------------  ------------   -----------   --------------   ---------------
  Comprehensive income for the year......                                                                 $    95,051,000
                                                                                                          ===============
Partners' capital at December 31, 2004...   $  464,263,000   $   820,000   $16,398,000   $  481,481,000
                                            ==============   ===========   ===========   ==============


                See notes to consolidated financial statements.

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PARTNERSHIP ORGANIZATION

     General

     Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), a limited partnership, owns and operates a refined petroleum products and fertilizer pipeline business and a petroleum products and specialty liquids storage and terminaling business. Kaneb Pipe Line Partners, L.P. ("KPP"), a master limited partnership, holds a 99% interest as limited partner in the Partnership. Kaneb Pipe Line Company LLC ("KPL"), a wholly owned subsidiary of Kaneb Services LLC ("KSL"), manages and controls the operations of KPP through its general partner interest and 18% (at December 31, 2004) limited partnership interest. KPL owns a 1% interest as general partner of the Partnership and a 1% interest as general partner of KPP.

     Valero L.P. Merger Agreement

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

     In a separate definitive agreement, on October 31, 2004, Valero L.P. agreed to acquire by merger (the "KSL Merger") all of the outstanding common shares of KSL for cash. Under the terms of that agreement, Valero L.P. is offering to purchase all of the outstanding shares of KSL at $43.31 per share.

     The completion of the KPP Merger is subject to the customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. The completion of the KPP Merger is also subject to completion of the KSL Merger. All required unitholder and shareholder approvals have been obtained. Upon completion of the mergers, the general partner of the combined partnership will be owned by affiliates of Valero Energy Corporation and KPP and KSL will become wholly owned subsidiaries of Valero L.P.

     Issuance of KPP Limited Partnership Units

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

     In May of 2002, KPP issued 1,565,000 limited partnership units in a public offering at a price of $39.60 per unit, generating approximately $59.1 million in net proceeds. A portion of the offering proceeds were used to fund its September 2002 acquisition of the Australia and New Zealand terminals (see Note
3).

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

     Excess of Cost Over Fair Value of Net Assets of Acquired Business

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill (excess of cost over fair value of net assets of acquired business) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2004, the Partnership had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on valuations and analysis performed by the Partnership at initial adoption date and at each annual evaluation date, including December 31, 2004, the Partnership determined that the implied fair value of its goodwill exceeded carrying value and, therefore, no impairment charge was necessary.

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

     Asset Retirement Obligations

     Effective January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. At the initial adoption date of SFAS No. 143, the Partnership recorded an asset retirement obligation of approximately $5.5 million and recognized a cumulative effect of change in accounting principle of $1.6 million for its legal obligations to dismantle, dispose of, and restore certain leased pipeline and terminaling facilities, including petroleum and chemical storage tanks, terminaling facilities and barges. The Partnership did not record a retirement obligation for certain of its pipeline and terminaling assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation. At December 31, 2004, the Partnership had no assets which were legally restricted for purposes of settling asset retirement obligations. The effect of SFAS No. 143, assuming adoption on January 1, 2002, was not material to the results of operations of the Partnership for the years ended December 31, 2004, 2003 and 2002. For the years ended December 31, 2004 and 2003, accretion expense of $0.2 million and $0.4 million, respectively, was included in operating costs.

     Comprehensive Income

     The Partnership follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires additional disclosure and does not affect the Partnership's financial position or results of operations.

     Income Taxes

     Income (loss) before income tax expense and extraordinary items, is made up of the following components:

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------
                                                              2004                  2003                  2002
                                                          -------------         -------------        --------------
       Partnership operations........................     $  75,917,000         $  71,104,000        $   71,614,000
       Corporate operations:
            Domestic.................................        (4,888,000)           (3,055,000)            2,046,000
            Foreign..................................        23,278,000            21,956,000             4,239,000
                                                          -------------         -------------        --------------
                                                          $  94,307,000         $  90,005,000        $   77,899,000
                                                          =============         =============        ==============

     Partnership operations are not subject to federal or state income taxes. However, certain operations of terminaling operations are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes for the periods ended December 31, 2004, 2003 and 2002 primarily consists of U.S. and foreign income taxes of $3.3 million, $5.2 million and $4.1 million, respectively. The net deferred tax liability of $21.5 million, $20.6 million and $17.8 million at December 31, 2004, 2003 and 2002, respectively, consists of deferred tax liabilities of $35.1 million, $48.8 million and $41.7 million, respectively, and deferred tax assets of $13.6 million, $28.2 million and $23.9 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation. The deferred tax assets consist primarily of net operating loss carryforwards. The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $42.8 million, which are subject to various limitations on use and expire in years 2008 through 2023.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of the Partnership, which was acquired with Statia on February 28, 2002 (see Note 3), to pay a 2% rate on taxable income, as defined therein, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary is currently engaged in discussions with representatives appointed by the Island Territory of St. Eustatius regarding the renewal or modification of the agreement, but the ultimate outcome cannot be predicted at this time. The subsidiary has accrued amounts assuming a new agreement becomes effective, and continues to make payments, as required, under the previous agreement.

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

     Cash  Distributions

     The Partnership makes regular cash distributions in accordance with its Partnership agreement within 45 days after the end of each quarter to limited partner and general partner interests. Aggregate distributions of $106.6 million, $98.2 million and $74.4 million, were paid to limited partner interests and general partner interests in 2004, 2003 and 2002, respectively.

     Derivative Instruments

     The Partnership follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. SFAS No. 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013 (see Note 5.) In connection with the offering, on May 8, 2003, the Partnership entered into a treasury lock contract for the purpose of locking in the US Treasury interest rate component on $100 million of the debt. The treasury lock contract, which qualified as a cash flow hedging instrument under SFAS No. 133, was settled on May 19, 2003 with a cash payment by the Partnership of $1.8 million. The settlement cost of the contract has been recorded as a component of accumulated other comprehensive income and is being amortized, as interest expense, over the life of the debt. For the years ended December 31, 2004 and 2003, $0.2 million and $0.1 million, respectively, of amortization is included in interest expense.

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

     Recent Accounting Pronouncements

     Effective January 1, 2003, the Partnership adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Partnership.

     The Partnership has adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The application of this interpretation had no effect on the consolidated financial statements of the Partnership.

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

     The results of operations and cash flows of Statia are included in the consolidated financial statements of the Partnership since the date of acquisition. Based on the valuations performed, no amounts were assigned to goodwill or to other tangible assets. A summary of the allocation of the Statia purchase price, net of cash acquired, is as follows:

        Current assets ..............................         $  10,898,000
        Property and equipment ......................           320,008,000
        Other assets ................................                53,000
        Current liabilities .........................           (39,052,000)
        Long-term debt ..............................          (107,746,000)
        Other liabilities ...........................            (5,957,000)
                                                              -------------
            Purchase price ..........................         $ 178,204,000
                                                              =============


4.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is summarized as follows:

                                                       Estimated
                                                         Useful                            December 31,
                                                          Life               --------------------------------------
                                                         (Years)                    2004                2003
                                                     --------------          ------------------   -----------------

       Land......................................           -                $       84,878,000   $      75,912,000
       Buildings.................................        25 - 35                     39,077,000          36,229,000
       Pipeline and terminaling equipment........        15 - 40                  1,187,323,000       1,115,458,000
       Marine equipment..........................        15 - 30                     87,937,000          87,204,000
       Furniture and fixtures....................        5 - 15                      15,201,000          11,388,000
       Transportation equipment..................         3 - 6                       7,790,000           7,360,000
       Construction work-in-progress.............           -                        28,766,000          26,768,000
                                                                             ------------------   -----------------
       Total property and equipment..............                                 1,450,972,000       1,360,319,000
       Less accumulated depreciation.............                                   302,381,000         247,349,000
                                                                             ------------------   -----------------
       Net property and equipment................                            $    1,148,591,000   $   1,112,970,000
                                                                             ==================   =================


5.   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------   -----------------

       $400 million revolving credit facility, due in April of 2006.......   $       95,669,000   $      54,169,000
       $250 million 5.875% senior unsecured notes, due in June of 2013....          250,000,000         250,000,000
       $250 million 7.75% senior unsecured notes, due in February of 2012.          250,000,000         250,000,000
       Term loans, due in April of 2006...................................           40,770,000          29,243,000
       Australian bank facility, due in April of 2006.....................           35,513,000          34,284,000
                                                                             ------------------   -----------------
       Total long-term debt...............................................   $      671,952,000   $     617,696,000
                                                                             ==================   =================

     In April of 2003, the Partnership entered into a credit agreement with a group of banks that provides for a $400 million unsecured revolving credit facility through April of 2006. The credit facility, which provides for an increase in the commitment up to an aggregate of $450 million by mutual agreement between the Partnership and the banks, bears interest at variable rates and has a variable commitment fee on unused amounts. The credit facility contains certain financial and operating covenants, including limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, does not restrict distributions to partners. At December 31, 2004, the Partnership was in compliance with all covenants. Initial borrowings on the credit agreement ($324.2 million) were used to repay all amounts outstanding under the Partnership's $275 million credit agreement and $175 million bridge loan agreement. At December 31, 2004, $95.7 million was outstanding under the credit agreement.

     On May 19, 2003, the Partnership issued $250 million of 5.875% senior unsecured notes due June 1, 2013. The net proceeds from the public offering, $247.6 million, were used to reduce amounts due under the revolving credit agreement. Under the note indenture, interest is payable semi-annually in arrears on June 1 and December 1 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2004, the Partnership was in compliance with all covenants.

     In February of 2002, the Partnership issued $250 million of 7.75% senior unsecured notes due February 15, 2012. The net proceeds from the public offering, $248.2 million, were used to repay the Partnership's revolving credit agreement and to partially fund the Statia acquisition (see Note 3). Under the note indenture, interest is payable semi-annually in arrears on February 15 and August 15 of each year. The notes are redeemable, as a whole or in part, at the option of the Partnership, at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes, or the sum of the present value of the remaining scheduled payments of principal and interest, discounted to the redemption date at the applicable U.S. Treasury rate, as defined in the indenture, plus 30 basis points. The note indenture contains certain financial and operational covenants, including certain limitations on investments, sales of assets and transactions with affiliates and, absent an event of default, such covenants do not restrict distributions to partners. At December 31, 2004, the Partnership was in compliance with all covenants.


6.   COMMITMENTS AND CONTINGENCIES

     Total rent expense under operating leases amounted to $9.4 million, $14.5 million and $13.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

     The following is a schedule by years of future minimum lease payments under operating leases as of December 31, 2004:

     Year ending December 31:
            2005..................................................      $    9,756,000
            2006..................................................           8,536,000
            2007..................................................           6,181,000
            2008..................................................           5,279,000
            2009..................................................           4,013,000
            Thereafter............................................          18,140,000
                                                                        --------------
      Total minimum lease payments................................      $   51,905,000
                                                                        ==============

     The operations of the Partnership are subject to federal, state and local laws and regulations in the United States and the various foreign locations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership. The Partnership has recorded an undiscounted reserve for environmental claims in the amount of $23.0 million at December 31, 2004, including $16.9 million related to acquisitions of pipelines and terminals. During 2004, 2003 and 2002, respectively, the Partnership incurred $6.7 million, $2.1 million and $2.4 million of costs related to such acquisition reserves and reduced the liability accordingly.

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

     The U.S. Department of Transportation ("DOT") has issued a Notice of Proposed Violation to PEPCO and ST Services alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $647,000 jointly against the two companies. ST Services and PEPCO have contested the DOT allegations and the proposed penalty. A hearing was held before the Office of Pipeline Safety at the DOT in late 2001. In June of 2004, the DOT issued a final order reducing the penalty to $256,250 jointly against ST Services and PEPCO and $74,000 against ST Services. On September 14, 2004, ST Services petitioned for reconsideration of the order.

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

     In 2003, Exxon Mobil filed a lawsuit in the New Jersey state court against GATX Corporation, Kinder Morgan Liquid Terminals ("Kinder Morgan"), the successor in interest to GATX Terminals Corporation ("GATX"), and ST Services, seeking reimbursement for remediation costs associated with the Paulsboro, New Jersey terminal. The terminal was owned and operated by Exxon Mobil from the early 1950's until 1990 when purchased by GATX. ST Services purchased the terminal in 2000 from GATX. GATX was subsequently acquired by Kinder Morgan. As a condition to the sale to GATX in 1990, Exxon Mobil undertook certain remediation obligations with respect to the site. In the lawsuit, Exxon Mobil is claiming that it has complied with its remediation and contractual obligations and is entitled to reimbursement from GATX Corporation, the parent company of GATX, Kinder Morgan, and ST Services for costs in the amount of $400,000 that it claims are related to releases at the site subsequent to its sale of the terminal to GATX. It is also alleging that any remaining remediation requirements are the responsibility of GATX Corporation, Kinder Morgan, or ST Services. Kinder Morgan has alleged that it was relieved of any remediation obligations pursuant to the sale agreement between its predecessor, GATX, and ST Services. ST Services believes that, except for remediation involving immaterial amounts, GATX Corporation or Exxon Mobil are responsible for the remaining remediation of the site. Costs of completing the required remediation depend on a number of factors and cannot be determined at the current time.

     A subsidiary of the Partnership purchased the approximately 2,000-mile ammonia pipeline system from Koch Pipeline Company, L.P. and Koch Fertilizer Storage and Terminal Company in 2002. The rates of the ammonia pipeline are subject to regulation by the Surface Transportation Board (the "STB"). The STB had issued an order in May 2000, prescribing maximum allowable rates the Partnership's predecessor could charge for transportation to certain destination points on the pipeline system. In 2003, the Partnership instituted a 7% general increase to pipeline rates. On August 1, 2003, CF Industries, Inc. ("CFI") filed a complaint with the STB challenging these rate increases. On August 11, 2004, STB ordered the Partnership to pay reparations to CFI and to return CFI's rates to the levels permitted under the rate prescription. The Partnership has complied with the order. The STB, however, indicated in the order that it would lift the rate prescription in the event the Partnership could show "materially changed circumstances." The Partnership has submitted evidence of "materially changed circumstances," which specifically includes its capital investment in the pipeline. CFI has argued that the Partnership's acquisition costs should not be considered by the STB as a measure of the Partnership's investment base. The STB is expected to decide the issue within the second quarter of 2005.

     Also, on June 16, 2003, Dyno Nobel Inc. ("Dyno") filed a complaint with the STB challenging the 2003 rate increase on the basis that (i) the rate increase constitutes a violation of a contract rate, (ii) rates are discriminatory and
(iii) the rates exceed permitted levels. Dyno also intervened in the CFI proceeding described above. Unlike CFI, Dyno's rates are not subject to a rate prescription. As of December 31, 2004, Dyno would be entitled to approximately $2 million in rate refunds, should it be successful. The Partnership believes, however, that Dyno's claims are without merit.

     The Partnership has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management of the Partnership believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Partnership.


7.   RELATED PARTY TRANSACTIONS

     The Partnership has no employees and is managed and controlled by KPL. KPL and KSL are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These costs, which totaled $36.0 million, $36.3 million and $27.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, include compensation and benefits paid to officers and employees of KPL and KSL, insurance premiums, general and administrative costs, tax information and reporting costs, legal and audit fees. Included in this amount is $24.2 million, $26.6 million and $17.7 million of compensation and benefits, paid to officers and employees of KPL and KSL for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Partnership paid $0.8 million in 2004, $0.6 million in 2003 and $0.6 million in 2002 for an allocable portion of KPL's overhead expenses. At December 31, 2004 and 2003, the Partnership owed KPL and KSL $4.5 million and $3.6 million, respectively, for these expenses which are due under normal invoice terms.


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

     The Partnership measures segment profit as operating income. Total assets are those assets controlled by each reportable segment. Business segment data is as follows:


                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2004                2003              2002
                                                                ----------------    ---------------     --------------
       Business segment revenues:
         Pipeline operations..................................  $    119,803,000    $   119,633,000     $   82,698,000
         Terminaling operations...............................       259,352,000        234,958,000        205,971,000
         Product sales operations.............................       269,054,000        215,823,000         97,961,000
                                                                ----------------    ---------------     --------------
                                                                $    648,209,000    $   570,414,000     $  386,630,000
                                                                ================    ===============     ==============
       Business segment profit:
         Pipeline operations..................................  $     48,853,000    $    51,860,000     $   38,623,000
         Terminaling operations...............................        74,663,000         66,532,000         65,040,000
         Product sales operations.............................        13,274,000         10,109,000          2,058,000
                                                                ----------------    ---------------     --------------
            Operating income..................................       136,790,000        128,501,000        105,721,000
         Interest and other income ...........................           267,000            261,000          3,570,000
         Interest expense.....................................       (42,750,000)       (38,757,000)       (28,110,000)
         Loss on debt extinguishment..........................             -                   -            (3,282,000)
                                                                ----------------    ---------------     --------------
            Income before income taxes and cumulative effect
              of change in accounting principle...............  $     94,307,000    $    90,005,000     $   77,899,000
                                                                ================    ===============     ==============
       Business segment assets:
         Depreciation and amortization:
            Pipeline operations...............................  $     14,538,000    $    14,117,000     $    6,408,000
            Terminaling operations............................        41,232,000         38,089,000         32,368,000
            Product sales operations..........................           878,000            949,000            649,000
                                                                ----------------    ---------------     --------------

                                                                $     56,648,000    $    53,155,000     $   39,425,000
                                                                ================    ===============     ==============
         Capital expenditures (excluding acquisitions):
            Pipeline operations...............................  $     10,334,000    $     9,584,000     $    9,469,000
            Terminaling operations............................        29,511,000         34,572,000         20,953,000
            Product sales operations..........................         2,369,000            585,000            679,000
                                                                ----------------    ---------------     --------------
                                                                $     42,214,000    $    44,741,000     $   31,101,000
                                                                ================    ===============     ==============
         Total assets:
           Pipeline operations................................  $    351,195,000    $   352,901,000     $  352,657,000
           Terminaling operations.............................       917,966,000        874,185,000        844,321,000
            Product sales operations..........................        56,155,000         37,596,000         18,432,000
                                                                ----------------    ---------------     --------------
                                                                $  1,325,316,000    $ 1,264,682,000     $1,215,410,000
                                                                ================    ===============     ==============

     The following geographical area data includes revenues and operating income based on location of the operating segment and net property and equipment based on physical location.

                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2004                2003              2002
                                                                ----------------    ---------------     --------------
       Geographical area revenues:
         United States........................................  $    251,775,000    $   240,518,000     $  202,124,000
         United Kingdom.......................................        29,540,000         26,392,000         23,937,000
         Netherlands Antilles.................................       298,273,000        241,693,000        132,387,000
         Canada...............................................        43,671,000         41,689,000         23,207,000
         Australia and New Zealand............................        24,950,000         20,122,000          4,975,000
                                                                ----------------    ---------------     --------------
                                                                $    648,209,000    $   570,414,000     $  386,630,000
                                                                ================    ===============     ==============
       Geographical area operating income:
         United States........................................  $     93,965,000    $    87,962,000     $   82,906,000
         United Kingdom.......................................         7,704,000          8,583,000          7,318,000
         Netherlands Antilles.................................        22,629,000         19,223,000          9,616,000
         Canada...............................................         5,248,000          6,777,000          4,398,000
         Australia and New Zealand............................         7,244,000          5,956,000          1,483,000
                                                                ----------------    ---------------     --------------
                                                                $    136,790,000    $   128,501,000     $  105,721,000
                                                                ================    ===============     ==============


                                                                                       December 31,
                                                                ------------------------------------------------------
                                                                       2004                2003              2002
                                                                ----------------    ---------------     --------------
       Geographical area net property and equipment:
         United States........................................  $    718,236,000    $   693,295,000     $  690,178,000
         United Kingdom.......................................        63,968,000         51,392,000         46,543,000
         Netherlands Antilles.................................       211,382,000        217,143,000        224,810,000
         Canada...............................................        71,374,000         74,995,000         78,789,000
         Australia and New Zealand............................        83,631,000         76,145,000         51,872,000
                                                                ----------------    ---------------     --------------
                                                                $  1,148,591,000    $ 1,112,970,000     $1,092,192,000
                                                                ================    ===============     ==============


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of all debt as of December 31, 2004 and 2003 was approximately $728 million and $630 million, as compared to the carrying value of $672 million and $618 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. These estimates are not necessarily indicative of the amounts that would be realized in a current market exchange. See Note 2 regarding derivative instruments.

     The Partnership markets and sells its services to a broad base of customers and performs ongoing credit evaluations of its customers. The Partnership does not believe it has a significant concentration of credit risk at December 31, 2004. No customer constituted 10 percent or more of consolidated revenues in 2004, 2003 or 2002.


10.  QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly operating results for 2004 and 2003 are summarized as follows:

                                                                            Quarter Ended
                                            --------------------------------------------------------------------------
                                                March 31,           June 30,         September 30,       December 31,
                                            ----------------    ----------------    ---------------     --------------
2004:
       Revenues.......................      $    146,413,000    $    153,958,000    $   167,668,000     $  180,170,000
                                            ================    ================    ===============     ==============
       Operating income...............      $     32,562,000    $     35,650,000    $    34,146,000     $   34,432,000
                                            ================    ================    ===============     ==============
       Net income.....................      $     20,979,000    $     24,531,000    $    22,291,000     $   23,224,000
                                            ================    ================    ===============     ==============

2003:
       Revenues.......................      $    140,757,000    $    146,948,000    $   140,404,000     $  142,305,000
                                            ================    ================    ===============     ==============
       Operating income...............      $     33,598,000    $     33,041,000    $    32,016,000     $   29,846,000
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

                                                                     Schedule II

                   KANEB PIPE LINE OPERATING PARTNERSHIP, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                    Additions
                                                         ------------------------------
                                        Balance at        Charged to        Charged to                      Balance at
                                       Beginning of       Costs and            Other                          End of
                                          Period           Expenses          Accounts       Deductions        Period
                                       ------------      ------------      ------------     ----------     ------------

ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2004:
   For doubtful receivables
     classified as current assets...    $     1,693       $       832      $       -        $  (1,242)(b)  $    1,283
                                        ===========       ===========      ===========      =========      ==========

Year Ended December 31, 2003:
   For doubtful receivables
     classified as current assets...    $     1,765       $       401      $       -        $    (473)(b)  $    1,693
                                        ===========       ===========      ===========      =========      ==========

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...    $       278       $       925      $       841(a)   $    (279)(b)  $    1,765
                                        ===========       ===========      ===========      =========      ==========


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

                                         KANEB PIPE LINE OPERATING
                                         PARTNERSHIP, L.P.
                                         By:      Kaneb Pipe Line Company LLC
                                                  General Partner

                                         By:       //s// EDWARD D. DOHERTY
                                             -----------------------------------
                                             Chairman of the Board and
                                             Chief  Executive Officer
                                             Date: March 16, 2005


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Pipe Line Operating Partnership, L.P. and in the capacities with Kaneb Pipe Line Company LLC and on the date indicated.

      Signature                                                       Title                      Date
----------------------------------------                       ----------------------        ---------------

Principal Executive Officer
      //s//  EDWARD D. DOHERTY                                 Chairman of the Board         March 16, 2005
----------------------------------------                       and Chief Executive Officer

Principal Accounting Officer
     //s//  HOWARD C. WADSWORTH                                Vice President                March 16, 2005
----------------------------------------                       Treasurer & Secretary


Directors

         //s//  SANGWOO AHN                                    Director                      March 16, 2005
----------------------------------------


        //s//  JOHN R. BARNES                                  Director                      March 16, 2005
----------------------------------------


       //s//  MURRAY R. BILES                                  Director                      March 16, 2005
----------------------------------------


        //s//  FRANK M. BURKE                                  Director                      March 16, 2005
----------------------------------------


       //s//  CHARLES R. COX                                   Director                      March 16, 2005
----------------------------------------


         //s//  HANS KESSLER                                   Director                      March 16, 2005
----------------------------------------


       //s//  JAMES R. WHATLEY                                 Director                      March 16, 2005
----------------------------------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date: March 16, 2005


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date: March 16, 2005



                                               //s//  HOWARD C. WADSWORTH
                                             -----------------------------------
                                             Howard C. Wadsworth
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Executive Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

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

Date:    March 16, 2005



                                        //s//  EDWARD D. DOHERTY
                                        ----------------------------------------
                                        Edward D. Doherty
                                        Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, being the Chief Financial Officer of Kaneb Pipe Line Company LLC, as General Partner of Kaneb Pipe Line Operating Partnership, L.P. (the "Partnership"), hereby certifies that, to his knowledge, the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

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

Date:    March 16, 2005


                                               //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)

                                                                      Exhibit 23


            Consent of Independent Registered Public Accounting Firm


The Partners of
Kaneb Pipe Line Operating Partnership, L.P.:


     We consent to the incorporation by reference in the registration statement numbers 333-71638 and 333-108642 on Form S-3 of Kaneb Pipe Line Operating Partnership, L.P. of our report dated March 11, 2005, with respect to the consolidated balance sheets of Kaneb Pipe Line Operating Partnership, L.P. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2004, and related financial statement schedule, which report appears in the December 31, 2004 annual report on Form 10-K of Kaneb Pipe Line Operating Partnership, L.P. Our report refers to a change in accounting for asset retirement obligations in 2003.


                                        KPMG LLP


Dallas, Texas
March 16, 2005